Form 10KSB40
period 1999-12-31
KNOX NURSERY INC /FL
filed 2000-03-30
CIK 1053389

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 1999.

Commission file number 0-27805.
                       --------

                               KNOX NURSERY, INC.

             (Exact name of registrant as specified in its charter.)

              Florida                                      59-1787808
              -------                                      ----------

   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

4349 N. Hiawassee Road, Orlando, FL      32818

(Address of principle executive offices)    (Zip Code)

                                 (407) 293-3721
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

     Common stock, par value $.001 per share.
     Preferred stock, par value $.001 per share.

Based upon the $2.47 per share closing price of the registrant's Common Stock as of March 6, 2000, the aggregate value of the shares of Common Stock held by nonaffiliates as of such date was $10,682,750.

Number of shares of common stock outstanding as of March 6, 2000 is 11,605,000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]       NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent year - $5,927,125

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

This Annual Report on Form 10-KSB contains forward-looking statements that are not statements of historical fact. Forward-looking statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from such statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic and foreign laws, regulations and taxes; risks associated with future profitability; and other factors discussed elsewhere in this report.

ITEM I. BUSINESS

THE COMPANY

Knox Nursery, Inc. (the Company) is a Florida corporation, having its offices in Orlando, Florida. The Company is a wholesale plant nursery with two operating divisions: 1) the Plug Division, with sales of seedling annuals (plugs) to brokers and other nurseries located throughout the United States and Canada; and
2) the Finished Products Division, with sales of annual plants to wholesalers, landscapers and large final-use customers located primarily in Central Florida.

The Plug Division, which accounts for 60% of the Company's sales, is responsible for sowing millions of seeds annually, then precisely growing the seedlings for 4 to 10 weeks until the "prefinished" plants are shipped to commercial growers throughout the country. These growers will then transplant the plugs into larger pots and containers for resale to their customers.

The Finished Products Division receives its prefinished material from the Plug Division, transplants it into the appropriate containers, then carefully grows the material to a mature ready-to-sell condition. The finished plants are then delivered to mass merchandisers such as Lowe's, Home Depot, and Wal Mart, landscapers, and local final-use customers such as Walt Disney World and Universal Studios.

In February, 1997, the Company completed its new 6 acre plug production facility in Winter Garden, Florida, on a 33 acre parcel purchased in 1996. This complex is 12 miles from the original 12 1/2 acre location in Orlando. With the completed facility, Knox's growing space has doubled.

The new location does much more than add additional plant space. It is a technologically advanced facility, costing the Company $6,000,000 to construct. This addition gives Knox Nursery a competitive advantage in the marketplace. Now, the total growing environment can be micro-managed. The temperature, moisture, humidity and light within the growing facility can be accurately controlled to provide optimum growing environments for maximum growth in the shortest periods. Additionally, this new facility lowers labor costs by approximately 40%, which constitutes the largest single cost to the Company. Therefore, even though the cost for the new facility was considerable, the advantages for the Company will provide greater future profits.

In 1999, the Company made capital expenditures in excess of $1,000,000, most significantly in two areas. First, new visioning and reworking equipment was purchased to ensure that the Company provides the fullest trays available to its customers - Knox can now promise the highest guarantees in the industry. Second, a new germination room was constructed at the Winter Garden facility, which will increase germination rates dramatically, enhance revenue, and decrease costs because fewer poorly germinated plugs will need to be replaced.

MARKET ENVIRONMENT

The Company targets medium to large wholesale growers for its pre-finished lines of plants, however, smaller growers are not ignored. The overall floriculture industry in the United States is a $3.7 billion industry.
In Florida alone, the industry generates over $642 million in sales.

INDUSTRY ANALYSIS

The bedding plant industry consists of a small group of independent producers, many of whom are customers of Knox Nursery. The industry is currently being consolidated by large growers who are expanding and beginning to direct their sales effort to large, mass marketers. These large marketers are important to the Company, and it is the plan of Knox Nursery to take advantage of its current plant expansion, and attempt to further its share of the larger, mass marketer business.

MARKET SEGMENT

Knox Nursery has over 200 independent salespeople representing the Company selling its pre-finished products around the United States. The Company has certain advantages in the Southeastern United States because of its location, and the Company run distribution system of delivery trucks. Also, with its Florida location and its warm climate, the Company escapes the high energy costs of northern areas. This competitive advantage allows the Company to offer better prices than many of its competitors. In one popular area, the supplying of Gerbera Daisies, Knox Nursery is the largest grower and supplier of this species in the United States.

INTERNET PRESENCE

The Company maintains two interactive web-sites:

www.knoxnursery.com - the site is designed to service the B2B sector, enabling brokers and wholesalers to check plant availability, schedule delivery dates, and place orders on line, without having to make extensive phone calls to numerous growers around the country.

www.homegardenerdirect.com - this site is designed to service the B2C sector, enabling the home gardener to check plant availability, schedule delivery dates, and place orders on-line. Consumers can now have nursery fresh plants arrive at their front door, without having to deal with the middleman.

Knox Nursery will continue to develop these web-sites, as the phenomenal potential of e-commerce presents another area of profitable diversification for the Company.

ALLIANCE WITH GARDEN.COM

On February 28, 2000, the Company announced that it has entered into an exclusive partnership to offer flowering annuals via the Garden.com web site. Garden.com is a leading online retailer of products and services for the home gardener. This alliance matches Garden.com's online marketing expertise, customer service and scaleable virtual supply chain with the Company's stellar reputation for high quality plants and high-volume production capabilities. This new relationship is another example of the Company's continuing search for opportunities to diversify and complement its product offerings.

ITEM 2. PROPERTIES

The Company maintains the following facilities:

Principle corporate offices      4349 N. Hiawassee Rd.          2,500 sq. ft.
                                 Orlando, Florida

The Company does not anticipate that it will require any additional office facilities. However, if additional office space is required in the future, the available property will allow for needed expansion.

Finished Products Division       4359 N. Hiawassee Rd.       240,000 sq. ft.
                                 Orlando, Florida            (9 structures)

The 12 1/2 acres at this location have been fully developed.

Plug Division                     940 Avalon Road            280,000 sq. ft.
                                  Winter Garden, Florida

The entire Avalon Road property is a "Master Planned Project", consisting of four phases when fully developed.

ITEM 3. LEGAL PROCEEDINGS

The Company was not involved in any litigation at December 31, 1999 or on the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

The Company's Common Stock is traded on The NASD OTC Bulletin Board, under the symbol "KNUR." Prior to June, 1998 the Company's shares were not traded on any market. The first active trading in the shares of the Company began in the fourth quarter of 1998. The high and low closing interdealer sales prices for each quarter since trading commenced are as follows: fourth quarter 1998 high of $1.625 and low of $.25; first quarter 1999 high of $1.187 low of $.468; second quarter 1999 high of $.625 low of $.343; third quarter 1999 high of $.437 low of $.218; fourth quarter 1999 high of $.437 low of $.10.

The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future. The future payment of dividends is directly dependent upon future earnings of the Company, its financial requirements and other factors to be determined by the Company's Board of Directors, in its sole discretion. For the foreseeable future, it is anticipated that any earnings which may be generated from the Company's operations will be used to finance the growth of the Company, and that cash dividends will not be paid to Common stockholders.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by and should be read in conjunction with the Company's financial statement and notes thereto included elsewhere in this Annual Report on Form 10-KSB.

                                                                    Years Ended December 31,
                                                                    ------------------------
                                                         1999                    1998                   1997
                                                      --------------------------------------------------------
Statement of Operations:
Sales                                                 5,927,125               5,485,870              5,646,995
Cost of  Sales                                        3,995,471               3,711,104              4,711,616
                                                      ---------               ---------              ---------

Gross Profit                                          1,931,654               1,774,766                935,379

Operating Expenses                                    1,921,957               1,799,919              1,766,027
                                                      ---------               ---------              ---------

Income (loss) from operations                             9,697                 (25,153)              (830,648)

Other income (expense)                                 (228,750)               (333,501)              (432,956)
                                                      ---------               ---------              ---------

Net (loss) before taxes                                (219,053)               (358,654)            (1,263,604)

Income tax benefit                                       64,753                 147,025                129,477
                                                      ---------               ---------              ---------

Net (loss)                                             (154,300)               (211,629)            (1,134,127)

Net (loss)
  per common share
    Basic                                           $     0.013             $     0.021             $    0.138

    Diluted                                         $     0.013             $     0.021             $    0.138

Weighted average
common shares
outstanding
    Basic                                            11,605,000              11,605,000              8,200,000

    Diluted                                          11,605,000              11,605,000              8,200,000

                                                                    Years Ended December 31,
                                                                    ------------------------
                                                         1999                    1998                   1997
                                                      --------------------------------------------------------

Balance Sheet Data:
Cash and cash equivalents                               173,279                 123,345                 44,101
Current assets                                        1,979,841               1,476,317              1,518,326
Working capital                                         (95,708)                428,524               (576,187)
Total assets                                          8,514,161               7,705,425              8,381,618
Stockholders equity                                   1,879,059               2,033,359              1,377,578

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operation of the Company as of December 31, 1999. This discussion and analysis should be read in conjunction with the Company's audited Financial Statements including the Notes thereto which are included elsewhere in this Form 10-KSB.

GENERAL

Knox Nursery, Inc. founded in 1962, is located in Central Florida and has two operating divisions: 1) the Plug Division, with sales of seedling annuals (plugs) to brokers and other nurseries throughout the United States; and 2) the Finished Products Division, with sales of four inch annuals to wholesalers, landscapers and large final-use customers located primarily in Central Florida.

REVENUE

For the year ended December 31, 1999, revenue was $5,927,125, an increase of $441,255, or 8% from the $5,485,870 posted for the year ended December 31, 1998. Plug Division revenue increased $184,760 even though 1999 sales to its single largest customer were $703,372 less than in 1998, a 51% decrease. This shortfall was more than overcome by an $888,132 increase in sales to other customers, a 46% increase. Finished Products ended 1999 with a $256,495 revenue gain, or 12% over 1998, spurred by sales to its marquis customers, Disney World, Universal Studios, Wal Mart, Home Depot, and particularly, Lowe's, Inc.


COSTS AND EXPENSES

For the year ended December 31, 1999, cost of sales was $3,995,471, an increase of $284,367, or 8% from the $3,711,104 posted for the year ended December 31, 1998. Operating expenses for 1999 amounted to $1,921,957, an increase of $122,038, or 7% from the $1,799,919 recorded in 1998. Within operating expenses, advertising costs experienced the largest change, from $17,525 in 1998 to $179,979 in 1999, a $162,454 increase. The increase resulted from a national print advertisement as well as AOL banner and other internet fees. Interest expense fell from $421,289 in 1998 to $370,388 in 1999, a decrease of $50,901, or 12%. The decrease is attributed to lower outstanding credit line balances and refinancing debt at 7.5%, down from over 9%. The other income of $141,163 results primarily from the favorable resolution of a sales tax issue with the State of Florida, for which the most adverse outcome had been accrued in prior financial statements.

The Company recorded a net loss from operations in 1999 of $154,300 compared to a net loss of $211,629 in 1998, an improvement of $57,329. Non-cash charges for depreciation and amortization were $685,455 in 1999 and $697,386 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had a working capital deficit of $95,708, compared to a surplus of $428,524 at December 31, 1998. The decrease in working capital was substantially due to larger year-end payable balances caused by the funding of capital expenditures and the build-up of raw-material inventory. During 1999, the Company obtained a $300,000 loan from Nations Bank to partially fund the new Germination Building at the Winter Garden facility. The Company has a $600,000 line of credit with Nations Bank upon which it draws as is necessary.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Notes

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
        FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, the accountants for the Company which require reporting under Item 9.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of the date of this Form 10-KSB with respect to the directors and executive officers of the Company. A summary of the background and experience of these individuals is set forth after the table. The executive officers serve at the discretion of the Company's Board of Directors.

         Name                        Age                Position with the Company
         ----                        ---                -------------------------

     Bruce R. Knox                   34                 President and Director
     James M. Knox                   38                 Vice President and Director
     M. Nadine Knox                  65                 Director

BRUCE R. KNOX, PRESIDENT

Bruce R. Knox was born in Orlando, Florida on October 5, 1965. He graduated from Bishop Moore High School in May, 1983 and soon entered the family business. Bruce began in production and has been a supervisor in all areas of the nursery, culminating with his appointment as President in March, 1995.

Bruce has served the state floriculture industry as well. He has previously served on the State Board of Directors for the Florida Ornamental Growers Association, and the Board of Directors of the Action Chapter of the Florida Nurseryman and Growers Association. Bruce is a widely respected speaker on industry topics and has been a featured speaker at such forums as the Seeley Conference, the Professional Plant Growers Association, and the Southeast Greenhouse Conference.

Bruce has done extensive travel researching nursery automation systems in the United States and Europe. The benefits of this research resulted in the construction of one of the most technologically advanced greenhouse ranges in the world, Knox Nursery `s Avalon Plug Production Facility, which opened in February, 1997.

JAMES M. (MONTY) KNOX, III, VICE PRESIDENT

Monty Knox was born on January 23, 1962 in Orlando, Florida. Monty graduated from Bishop Moore High School in May, 1980 and attended the University of Central Florida. He joined Knox Nursery in October, 1983. Monty started in production, planning and sales. Monty was appointed Vice President in January, 1987.

Monty has served the nursery industry extensively in the State of Florida. Monty has served on the Florida Nurseryman and Growers Association State Board of Directors, Marketing Committee and FNATS Trade Show. He has served on the Action Chapter of FNGA's Board of Directors, culminating as President in 1998. Monty serves on the Florida Farm Bureau's State Water Advisory Committee, Tax Advisory Committee, the Orange County Farm Bureau's Board of Directors and is Vice Chairman of the Orange County Farm Bureau PAC. Monty also serves on Orange County's Planning and Zoning Commission and Local Planning Agency. Monty has been Chairman of Orange County's Agricultural Board since 1995.


ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to the compensation paid by the Company for the years 1998 and 1999, as well as proposed compensation for 2000.

     Name and                                            Annual Compensation
    Principal
     Position                             Year           Salary         Bonus          Other
------------------------------------------------------------------------------------------------

Bruce R. Knox
President, Director                       2000           52,000         unknown        unknown
                                          1999           52,000           -0-            -0-
                                          1998           70,000          2,000         37,809

James M. Knox, III
VP, Director                              2000          25,000            -0-            -0-
                                          1999          25,000           1,000          1,694
                                          1998          25,000            -0-           1,857

M. Nadine Knox
Secretary/Treasurer
Director                                  1999          44,712            -0-            -0-
                                          1998         101,500           2,885           -0-

Footnotes:

1. In 1997, Bruce R. Knox and M. Nadine Knox did not receive salary for 18 weeks. That unpaid salary was paid in 1998,

2. In 1995, the Company loaned Bruce R. Knox $107,000, repayment of which has been forgiven. In 1996, 1997 and 1998, Mr. Knox received 1099's reflecting the forgiven debt and interest.

3. In 1996, the Company loaned James M. Knox, III $5,000, repayment of which has been forgiven. In 1997, 1998 and 1999, Mr. Knox received 1099's reflecting the forgiven debt and interest.

4. On August 1, 1999, M. Nadine Knox retired from the Company. Mrs. Knox remains on the Board of Directors.

5.  No other forms of compensation was received by the above principals.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT


The following tables set forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1999 by (1) each person (or group of affiliated persons) who to the knowledge of the Company is the beneficial owner of five percent or more of the Company's outstanding Common Stock, (2) each Director and each named Executive Officer of the Company and (3) all Directors and Executive Officers of the Company as a group. Except as otherwise noted, the Company believes that the persons listed in this table have sole voting and investment power respecting all shares of Common Stock owned by them. The business address of each Director and Executive Officer listed below is the Company's corporate address, 4349 N. Hiawassee Road, Orlando, Florida, 32818.

Table 1. Security Ownership of Certain Beneficial Owners

                      Name and Address of           Amount and Nature        Percent
Title of Class        Beneficial Owner             of Beneficial Owner       of Class
--------------        ----------------             -------------------       --------

Common Stock          James M. Knox, Jr.                   720,000              6.2%
                      (Former President)

Table 2. Security Ownership of Management

Common Stock          Bruce R. Knox                      2,426,666             20.9%
                      4349 N. Hiawassee Rd.
                      Orlando, Florida 32818

Common Stock          James M. Knox, III                 2,426,666             20.9%
                      4349 N. Hiawassee Rd.
                      Orlando, Florida 32818

Common Stock          M. Nadine Knox                     2,426,668             20.9%
                      11056 Bayshore Drive
                      Windermere, Florida


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the preceding two years the Company has not been a party to any transactions with related parties. Additionally, the Company is not now a party to any transactions with related parties.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K.

No current reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1999.

                               KNOX NURSERY, INC.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KNOX NURSERY, INC.
                                         Registrant

Date: March 28, 2000                     /s/   BRUCE R. KNOX
                                         -------------------------
                                         Bruce R. Knox
                                         President
                                         (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report Is signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.

          Name                        Title                         Dates
          ----                        -----                         -----

 /s/ Bruce R. Knox                  President                  March 28, 2000
     -------------------            Director
     Bruce R. Knox



/s/  James M. Knox, III             Vice President             March 28, 2000
     -------------------            Director
     James M. Knox, III



/s/  M. Nadine Knox                 Director                   March 28, 2000
     -------------------
     M. Nadine Knox

                               KNOX NURSERY, INC.

                             Financial Statements

                           DECEMBER 31, 1999 AND 1998

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                               KNOX NURSERY, INC.

                                Table of Contents

   Independent Auditors' Report..........................................................................F-1
   Financial Statements
        Balance Sheets...................................................................................F-2
        Statements of Operations.........................................................................F-3
        Statements of Stockholders' Equity...............................................................F-4
        Statements of Cash Flows.........................................................................F-5
   Notes to Financial Statements.........................................................................F-7
   Supplementary Information
        Schedule of Operating Expenses..................................................................F-16

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Knox Nursery, Inc.:


We have audited the accompanying balance sheets of Knox Nursery, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knox Nursery, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements of Knox Nursery, Inc. taken as a whole. The supplementary information included in Schedule 1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information has been subject to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Tedder, James, & Worden, P.A.

February 7, 2000
Orlando, Florida

                               KNOX NURSERY, INC.

                                 Balance Sheets

                           December 31, 1999 and 1998

                               ASSETS                                                         1999                   1998
                               ------                                                       -----------             ----------

Current assets:
      Cash and cash equivalents                                                             $   173,279                123,345
      Trade accounts receivable, net                                                            413,467                353,969
      Inventories                                                                             1,366,507                979,419
      Prepaid expenses                                                                           14,730                 15,382
      Note receivable from officer                                                                   --                  1,694

      Deposits                                                                                   11,858                  2,508
                                                                                            -----------             ----------


             Total current assets                                                             1,979,841              1,476,317

Investment in Cooperative Bank                                                                   10,478                 13,591
Property, plant and equipment, net                                                            6,467,405              6,163,202
      of $63,892 and $41,852 in 1999 and 1998                                                    56,437                 52,315
                                                                                            -----------             ----------


             Total assets                                                                   $ 8,514,161              7,705,425
                                                                                            ===========             ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
Current liabilities:
      Current installments of long-term debt                                                $   954,295                388,609
      Accounts payable                                                                        1,075,015                494,541
      Accrued expenses                                                                           46,239                164,643
                                                                                            -----------              ---------

             Total current liabilities                                                        2,075,549              1,047,793

Long-term debt, excluding current installments                                                3,964,553              4,009,520
Due to stockholders                                                                             295,000                250,000
Deferred income taxes                                                                           300,000                364,753
                                                                                            -----------             ----------

             Total liabilities                                                                6,635,102              5,672,066


Stockholders' equity:
      Common stock                                                                               11,605                 11,605
      Additional paid-in capital                                                              1,184,670              1,184,670
      Retained earnings                                                                         697,249                851,549
      Treasury stock                                                                            (14,465)               (14,465)
                                                                                            -----------             ----------

             Total stockholders' equity                                                       1,879,059              2,033,359
                                                                                            -----------             ----------

             Total liabilities and stockholders' equity                                     $ 8,514,161              7,705,425
                                                                                            ===========             ==========

See accompanying notes to financial statements.

                               KNOX NURSERY, INC.

                            Statement of Operations

                 For the years ended December 31, 1999 and 1998

                                                                                               1999                   1998
                                                                                            -----------             ----------
Sales                                                                                       $ 5,927,125              5,485,870
Cost of sales                                                                                 3,995,471              3,711,104
                                                                                            -----------             ----------

                     Gross profit                                                             1,931,654              1,774,766

Operating expenses                                                                            1,921,957              1,799,919
                                                                                            -----------             ----------

                     Income (loss) from operations                                                9,697                (25,153)

Other income (expense):
      Interest expense                                                                         (370,388)              (421,289)
      Interest and dividend income                                                                  475                 11,252
      Gain on sale of investments                                                                    --                 44,063
      Other, net                                                                                141,163                 32,473
                                                                                            -----------             ----------

                     Total other income (expense)                                              (228,750)              (333,501)
                                                                                            -----------             ----------

                     Loss before income taxes                                                  (219,053)              (358,654)

Income tax benefit                                                                               64,753                147,025
                                                                                            -----------             ----------

                     Net loss                                                               $  (154,300)              (211,629)
                                                                                            ===========             ==========

                     Basic loss per common share                                            $   (0.013)                 (0.021)

                                                                                            ===========             ==========

See accompanying notes to financial statements.

                               KNOX NURSERY, INC.

                       Statement of Stockholders' Equity

                 For the years ended December 31, 1999 and 1998

                                           ADDITIONAL
                                             COMMON        PAID-IN            RETAINED          TREASURY
                                             STOCK         CAPITAL            EARNINGS            STOCK           TOTAL
                                           ----------     ----------         ----------         ----------      ----------

Balances, December 31, 1997                $    8,200        306,200          1,063,178                 --       1,377,578

Issuance of common stock                        3,405        884,408                 --                 --         887,813

Purchase of treasury stock                         --             --                 --            (25,403)        (25,403)

Issuance of treasury stock                         --         (5,938)                --             10,938           5,000

Net loss                                           --             --           (211,629)                --        (211,629)
                                           ----------     ----------         ----------         ----------      ----------

Balances, December 31, 1998                    11,605      1,184,670            851,549            (14,465)      2,033,359

Net loss                                           --             --           (154,300)                --        (154,300)
                                           ----------     ----------         ----------         ----------      ----------

Balances, December 31, 1999                $   11,605      1,184,670            697,249            (14,465)      1,879,059
                                           ==========     ==========         ==========         ==========      ==========

See accompanying notes to financial statements.

                               KNOX NURSERY, INC.

                            Statements of Cash Flows

                 For the years ended December 31, 1999 and 1998

                                                                                              1999                    1998
                                                                                            -----------             ----------
Increase in cash and cash equivalents:
Cash flows from operating activities:
  Net loss                                                                                  $  (154,300)              (211,629)
  Adjustments to reconcile net loss to cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                             685,455                697,386
      Gain on sale of investments                                                                    --                (44,063)
      Deferred income taxes                                                                     (64,753)              (147,025)
      Cash provided by (used for) changes in:
         Trade accounts receivable                                                              (59,498)                77,413
         Refundable income taxes                                                                     --                 91,294
         Inventories                                                                           (387,088)               (86,084)
         Prepaid expenses                                                                           652                    407
         Deposits                                                                                (9,350)                  (150)
         Accounts payable                                                                       580,474               (486,668)
         Accrued expenses                                                                      (118,404)               (84,789)
                                                                                            -----------             ----------

                Net cash provided by (used in) operating activities                             473,188               (193,908)
                                                                                            -----------             ----------

Cash flows from investing activities:
  Purchase of property, plant and equipment                                                    (967,618)               (63,202)
Investment in Cooperative Bank                                                                    3,113                     --
  Proceeds from sale of investments                                                                  --                 44,063
                                                                                            -----------             ----------

                Net cash used in investing activities                                          (964,505)               (19,139)
                                                                                            -----------             ----------

See accompanying notes to financial statements.

                               KNOX NURSERY, INC.

                 For the years ended December 31, 1999 and 1998


                                                                                               1999                    1998
                                                                                            -----------             ----------
Cash flows from financing activities:
  Repayment of long-term debt                                                                  (747,542)              (878,492)
  Proceeds from long-term borrowings                                                          1,268,261                100,000
  Net increase in due to stockholders                                                            45,000                165,000
  Collections on note receivable from officer                                                     1,694                 38,373
  Issuance of common stock                                                                           --                887,813
  Purchase of treasury stock                                                                         --                (25,403)
  Proceeds from the sale of treasury stock                                                           --                  5,000
  Deferred loan cost                                                                            (26,162)                    --
                                                                                            -----------             ----------

            Net cash provided by financing activities                                           541,251                292,291
                                                                                            -----------             ----------

            Net increase in cash and cash equivalents                                            49,934                 79,244

Cash and cash equivalents at beginning of year                                                  123,345                 44,101
                                                                                            -----------             ----------

Cash and cash equivalents at end of year                                                    $   173,279                123,345
                                                                                            ===========             ==========

See accompanying notes to financial statements.

                               KNOX NURSERY, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 1998


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      DESCRIPTION OF BUSINESS

                  Knox Nursery, Inc. is located in Central Florida and has two operating divisions: 1) the Finished Product Division, with sales of 4 inch annuals to wholesalers, landscapers and large final-use customers located primarily in Central Florida, and
                  2) the Plug Division, with sales of seedling annuals (plugs) to brokers and other nurseries located throughout the United States.

         (b)      INVENTORIES

                  Inventories of plants, seeds and supplies are stated at the lower of cost (first-in, first-out) or market.

         (c)      PROPERTY AND EQUIPMENT

                  Property and equipment are stated at cost. Assets are depreciated by the straight-line and accelerated methods over the estimated useful lives of the individual assets.

         (d)      INCOME TAXES

                  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                  General business credits, which include investment tax credits and job credits, are accounted for as a reduction of income tax liability in the year realized.

         (e)      CASH EQUIVALENTS

                  Cash equivalents represent short-term, highly liquid commercial paper readily convertible to cash and with an original maturity of three months or less. (J)

                               KNOX NURSERY, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 1998


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         (f)      INVESTMENT IN COOPERATIVE BANK

                  Investment in Cooperative Bank is carried at cost increased for the amount of patronage refund certificates and patrons' equity allocated, less distribution received.

         (g)      USE OF ESTIMATES

                  Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         (h)      BASIC LOSS PER COMMON SHARE

                  Net loss per share amounts are based on the weighted average number of common and common stock equivalents issued and outstanding of 11,605,000 for the years ended December 31, 1999 and 1998.

         (i)      COMPREHENSIVE INCOME

                  In June 1997, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company adopted SFAS No. 130 in the current year; however, there were no changes in equity during the period exclusive of net loss. As such comprehensive income for the year ended December 31, 1999 is the amount shown on the statement of operations as net loss.

         (j)      IMPAIRMENT

                  The Company periodically reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the estimated undiscounted future cash flows from the assets are less than the carrying value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

                               KNOX NURSERY, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 1998


(2)      INVENTORIES

         Inventories at December 31, 1999 and 1998 consisted of:

                                                                             1999           1998
                                                                         ------------    ------------

                Work in process                                          $ 1,142,611       835,480
                Materials and supplies                                       223,896       143,939
                                                                         ------------    ------------


                Total Inventory                                          $ 1,366,507       979,419
                                                                         ============    ============

(2)(3)   PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment at December 31, 1999 and 1998 consisted of the following:

                                                                             1999             1998
                                                                         ------------     ------------

          Land                                                           $   272,169          272,169
          Buildings and improvements                                       6,873,311        6,824,687
          Machinery and equipment                                          1,803,278        1,535,472
          Automotive equipment                                               308,794          259,732
          Office furniture and equipment                                     172,293          194,595
          Construction in process                                            567,433            6,365
                                                                         ------------     ------------

                                                                           9,977,278        9,093,020

            Less accumulated depreciation                                 (3,529,873)      (2,929,818)
                                                                         ------------     ------------

            Net property, plant and equipment                            $ 6,467,405        6,163,202
                                                                         ============     ============

         Interest of $24,291 was capitalized into the cost of property, plant and equipment during the year ended December 31, 1999. No interest was capitalized during 1998.

                               KNOX NURSERY, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 1998


(4)      LONG-TERM DEBT

       Long-term debt consists of the following at December 31, 1999 and 1998:

                                                                                        1999                   1998
                                                                                   ---------------        ---------------
          NationsBank:
            Construction loan ($4,500,000 limit) with interest fixed at 7.5%, principal and interest due in level monthly payments based on a
             15-year amortization with a final balloon payment of all unpaid principal and accrued interest on May 8, 2002. Loan is
             collateralized by land, buildings and improvements.
                                                                                      $ 3,940,692              4,133,893

            Credit line loan ($600,000 limit) with interest equal to the prime rate plus 1%. Line of credit renews annually with similar terms and rates. Loan is collateralized by land, buildings and improvements.
                                                                                          600,000                100,000

            Commercial loan ($160,000 limit) with interest at a fixed rate of
             7.5%, due with principal and interest due in 59 equal monthly installment ending May 8, 2001. Loan is collateralized by land, buildings and improvements.
                                                                                           47,916                 85,079

            Commercial loan ($200,000 limit) with interest at a fixed rate of
             7.5%, due in 36 equal monthly installments ending February 5, 2000.
             Loan is collateralized by land, buildings and improvements.
                                                                                            6,068                 79,157

            Commercial loan with interest at a fixed rate of 8.5%, due in 59 equal monthly installments ending August 25, 2004. Loan is collateralized by land, buildings and improvements.
                                                                                          283,698                    --

                               KNOX NURSERY, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 1998


(4)      LONG-TERM DEBT, CONTINUED

                                                                                        1999                   1998
                                                                                   ---------------        ---------------

            Commercial loan with interest at a fixed rate of 9.0%, due in 60 equal monthly installments ending August 1, 2004. Loan is
             collateralized by a 2000 International truck.
                                                                                            40,474                     --
                                                                                   ---------------        ---------------

                                                                                         4,918,848              4,398,129
                Less current installments                                                  954,295                388,609
                                                                                   ---------------        ---------------

            Long-term debt, excluding current installments                             $ 3,964,553              4,009,520
                                                                                   ===============        ===============


       Aggregate principal maturities for the years subsequent to December 31, 1999 are as follows:

                  2000                                                              $  954,295
                  2001                                                                 326,286
                  2002                                                               3,509,936
                  2003                                                                  76,583
                  2004                                                                  51,748
                                                                                    ----------


                                                                                    $4,918,848
                                                                                    ==========

         The Company's loans have certain financial covenants, some of which were waived for the years ended December 31, 1999 and 1998.


(5)      LEASES

         The Company leases certain production equipment under lease agreements classified as operating leases. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1999 are:

                                  YEAR ENDED DECEMBER 31,

                                            2000                                  $  117,843
                                            2001                                      90,843
                                                                                  ----------

                                            Total                                 $  208,686
                                                                                  ==========

         Rent expense for the years ended December 31, 1999 and 1998 was $124,913 for each year.

                               KNOX NURSERY, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 1998


(6)      INCOME TAXES

         Income tax benefit for the years ended December 31, 1999 and 1998 consists of the following:

                                  CURRENT               DEFERRED              TOTAL
                                  ---------             --------             --------

          1999:
               Federal            $      --              (62,400)             (62,400)
               State                     --               (2,353)              (2,353)
                                  ---------             --------             --------

                                  $      --              (64,753)             (64,753)
                                  =========             ========             ========

          1998:
               Federal            $      --             (141,688)            (141,688)
               State                     --               (5,337)              (5,337)
                                  ---------             --------             --------

                                  $      --             (147,025)            (147,025)
                                  =========             ========             ========

         Total income tax benefit for the years ended December 31, 1999 and 1998 differed from amounts computed by applying the U.S. federal income tax rate of 34% to net loss before income taxes as a result of the following:

                                                                                              1999                      1998
                                                                                            -----------             ----------

Computed "expected" tax benefit                                                             $   (74,478)              (121,942)
Increase (Reduction) in income taxes resulting from:
    State income benefit, net of federal income tax benefit                                      (7,952)               (13,168)
    Non deductible expenses                                                                       1,317                  1,190
    General business credits                                                                    184,900                     --

    Change in valuation allowance for deferred tax assets                                      (163,500)                    --
    Other, net                                                                                   (5,040)               (13,105)
                                                                                            -----------             ----------
                                                                                            $   (64,753)              (147,025)
                                                                                            ===========             ==========

                               KNOX NURSERY, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 1998


(6)      INCOME TAXES, CONTINUED

         The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 1999 and 1998 are as follows:

                                                                                               1999                    1998
                                                                                            -----------             ----------

         Deferred tax assets:
            General business credits                                                        $   106,100                291,000
            Net operating loss carry forward                                                    834,434                445,592
            Allowance for bad debts                                                               9,400                  9,544
                                                                                            -----------             ----------
                   Total gross deferred tax assets                                              949,934                746,136
                   Less valuation allowance                                                    (173,500)              (337,000)
                                                                                            -----------             ----------

                   Net deferred tax assets                                                      776,434                409,136

         Deferred tax liabilities:
            Inventory                                                                           520,630                368,262
            Property and equipment,  principally  due to differences in
              depreciation                                                                      555,804                405,627
                                                                                            -----------             ----------

                   Total gross deferred tax liabilities                                       1,076,434                773,889
                                                                                            -----------             ----------

                   Net deferred tax liability                                               $   300,000                364,753
                                                                                            ===========             ==========

         At December 31, 1999, the Company has net operating loss carry forwards of approximately $3,314,000 for the state of Florida and $2,089,000 for federal income tax purposes, which are available to offset future taxable income, if any, through 2019. The Company also has general business credit carry forwards for federal income tax purposes of approximately $106,100 which are available to reduce future federal income taxes, if any, through 2009.


(7)      PROFIT SHARING PLAN

         The Company has established a voluntary employee savings plan, 401(k), available to all employees who meet certain eligibility requirements. The plan provides for a matching by the Company of the employee's contribution to the plan not to exceed certain specified limits. During the years ended December 31, 1999 and 1998, total Company contributions to the plan were $22,240 and $18,964, respectively.

                               KNOX NURSERY, INC.

                         Notes to Financial Statements

                           December 31, 1999 and 1998

(8)      COMMON STOCK

         During 1997 the Company amended the original Articles of Incorporation to reflect an increase in the authorized common shares from 7,500 to 50,000,000; of which 40,000,000 are to be common and to provide for the authorization of 10,000,000 preferred shares, both with a par value of $.001 per share. At December 31, 1997, 8,200,000 shares of common stock were issued and outstanding. During 1998 the Company issued an additional 3,405,000 shares of common stock and repurchased 580,636 shares of previously issued common stock to be held as treasury stock. The Company then sold 250,000 shares of its treasury stock, resulting in 330,636 shares of treasury stock held at December 31, 1998. There was no treasury stock activity during 1999. At December 31, 1999 and 1998, 11,605,000 shares of common stock were issued and outstanding.


(9)      CONTINGENCIES

         In the normal course of business, the Company is subject to certain obligations and litigation. Management, after consultation with counsel, intends to vigorously defend its positions and is of the opinion that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

                               KNOX NURSERY, INC.

                            SUPPLEMENTARY INFORMATION


                           DECEMBER 31, 1999 AND 1998

                                                                      Schedule I

                               KNOX NURSERY, INC.

                         Schedule of Operating Expenses

                           December 31, 1999 and 1998


                                                                                               1999                     1998
                                                                                            -----------             ----------

Advertising product                                                                         $   179,979                 17,525
Bad debt expense                                                                                  3,184                 20,000
Computer support                                                                                 12,881                  8,666
Consultant fees                                                                                  12,934                 14,688
Depreciation and amortization                                                                   685,455                697,386
Employee benefits                                                                                36,738                 29,984
Equipment lease                                                                                 124,913                124,913
Gas and oil                                                                                      30,344                 20,279
Insurance                                                                                       134,688                167,013
Legal and accounting                                                                             37,457                 42,603
Miscellaneous                                                                                    12,593                  7,450
Office supplies and postage                                                                      19,725                 17,894
Payroll taxes                                                                                   162,373                142,321
Propane and natural gas                                                                          22,899                 24,688
Salaries and wages                                                                              219,005                231,548
Taxes and licenses                                                                               59,779                 84,488
Telephone                                                                                        55,766                 53,740
Trash removal                                                                                    20,223                 11,759
Travel and entertainment                                                                         19,622                 19,284
Utilities                                                                                        71,399                 63,690
                                                                                            -----------             ----------

            Total operating expenses                                                        $ 1,921,957              1,799,919
                                                                                            ===========             ==========