Form 10QSB
period 2000-03-31
KNOX NURSERY INC /FL
filed 2000-05-12
CIK 1053389

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


For the quarter ended March 31, 2000.


Commission file number 0-27805.


                               KNOX NURSERY, INC.
                               ------------------
            (Exact name of registrant as specified in its charter.)


              Florida                                           59-1787808
              -------                                           ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


  4349 N. Hiawassee Road, Orlando, FL                              32818
  -----------------------------------                              -----
(Address of principle executive offices)                        (Zip Code)


                                 (407) 293-3721
                                 --------------
              (Registrant's telephone number, including area code)


Number of shares of common stock outstanding as of May 8, 2000 is 11,605,000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]     NO [ ]

                               KNOX NURSERY, INC.
                                     INDEX

                                                                       Page No.
                                                                       --------

PART I. Financial Information

      Item 1. Financial Statements
                       Balance Sheets ..................................   2
                       Statements of Operation .........................   4
                       Statements of Cash Flows ........................   5
                       Notes to Financial Statements ...................   6


      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operation........................  10

PART II. Other Information..............................................  11


                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               KNOX NURSERY, INC.

                                 BALANCE SHEET

                                 March 31, 2000

                                  (Unaudited)


                                                                     2000
                                                                 -----------

                                     ASSETS

Current assets:

       Cash and cash equivalents                                 $   156,060
       Trade accounts receivable, net                              1,345,743
       Inventories                                                 1,441,494
       Prepaid expenses                                               22,908
       Deposits                                                       11,858
                                                                 -----------

               Total current assets                                2,978,063

Investment in Cooperative Bank                                         7,645
Property, plant and equipment, net                                 6,466,917
Deferred loan cost, net of accumulated amortization                   50,653
                                                                 -----------

               Total assets                                      $ 9,503,278
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                          $ 1,690,679
       Accounts expenses                                             107,656
       Accrued income taxes                                           84,470
       Current installments of long-term debt                        956,600
                                                                 -----------

               Total current liabilities                           2,839,405
                                                                 -----------


Long-term debt, excluding current installments                     3,875,685
Due to stockholders                                                  345,000
Deferred income taxes                                                300,000
                                                                 -----------

               Total liabilities                                   7,360,090


Stockholders' equity:
       Common stock                                                   11,605
       Additional paid-in capital                                  1,289,926
       Retained earnings                                             854,122
       Treasury stock                                                (12,465)
                                                                 -----------

               Total stockholders' equity                          2,143,188
                                                                 -----------

               Total liabilities and stockholders' equity        $ 9,503,278
                                                                 ===========




See accompanying notes to financial statements.

                               KNOX NURSERY, INC.

                            Statements of Operations

                For the three months ended March 31, 2000 & 1999

                                  (Unaudited)

                                                 2000                  1999
                                             ------------          -----------
Sales                                        $  2,205,721            1,935,814
Cost of Sales                                   1,359,789            1,113,609
                                             ------------          -----------

         Gross Profit                             845,932              822,205

Operating expenses                                509,357              546,934
                                             ------------          -----------

         Operating income                         336,575              275,271

Other income (expense):
   Interest expense                               (95,636)             (86,056)
   Interest and dividend                              104                   97
   Other                                              300               (1,829)
                                             ------------          -----------

         Total other income (expense)             (95,232)             (87,778)
                                             ------------          -----------

         Net income before income taxes           241,343              187,483

Income tax expense                                (84,470)             (65,619)
                                             ------------          -----------

         Net income                          $    156,873              121,864

         Basic income per common share       $      0.013                0.011

         Weighted average shares               11,605,000           11,605,000
             outstanding




See accompanying notes to financial statements.

                               KNOX NURSERY, INC.

                            Statements of Cash Flow
                For the three months ended March 31, 2000 & 1999
                                  (Unaudited)


                                                                              2000            1999
                                                                            ---------       --------
Cash flows from operating activity:
    Net income                                                              $ 156,873        121,864
    Adjustments to reconcile net income to cash
        Provided by operating activities:
           Depreciation and amortization                                      181,284        174,174
           Cash provided by (used for) changes in:
               Trade accounts receivable                                     (932,276)      (746,391)
               Inventories                                                    (74,987)      (130,000)
               Prepaid expenses                                                (8,178)         4,009
               Deposits                                                            --         (1,000)
               Accounts payable                                               615,664        209,461
               Accrued expenses and other liabilities                         145,886        141,540
                                                                            ---------       --------

                   Net cash provided by (used in) operating activities         84,266       (226,343)

Cash flows from investing activities:
    Purchase of property and equipment                                       (175,011)       (21,488)
    Investment in Cooperative Bank                                              2,833          3,113
                                                                            ---------       --------

                   Net cash used in investing activities                     (172,178)       (18,375)

Cash flows from financing activities:
     Repayment of long-term debt                                              (86,563)       (77,783)
     Proceeds from long-term borrowings                                            --        325,000
     Proceeds from the sale of treasury stock                                  37,500          5,000
     Treasury stock issued                                                     69,756             --
     Net increase (decrease) in due to stockholders                            50,000        (50,000)
     Loan issuance fees                                                            --        (22,087)
                                                                            ---------       --------

                   Net cash provided by financing activities                   73,526        183,243
                                                                            ---------       --------

                   Net decrease in cash and cash equivalents                  (17,219)       (64,588)

Cash and cash equivalents at beginning of year                                173,279        123,345
                                                                            ---------       --------
Cash and cash equivalents at end of quarter                                 $ 156,060         58,757



See accompanying notes to financial statements

                               KNOX NURSERY, INC.

                         Notes to Financial Statements

                            March 31, 2000 and 1999

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

         (b)      BASIS OF PRESENTATION

                  The accompanying unaudited financial statements of Knox Nursery, Inc. have been prepared in accordance with the instructions and requirements of Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes for a fair presentation of financial position, results of operation and cash flows in conformity with generally accepted accounting principals. In the opinion of management all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for this three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         (c)      USE OF ESTIMATES

                  Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         (d)      BASIC INCOME PER COMMON SHARE

                  Net income per share amounts are based on the weighted average number of common and common stock equivalents issued and outstanding of 11,605,000 for the quarters ended March 31, 2000 and 1999.

         (e)    IMPAIRMENT

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



(2)      INVENTORIES

         Inventories at March 31, 2000 consisted of:

                                                                       2000
                                                                    ----------
                  Work in process                                   $1,197,598
                  Materials and supplies                               243,896
                                                                    ----------

                  Total Inventory                                   $1,441,494
                                                                    ==========


(3)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at March 31, 2000 consisted of the following:

                                                                      2000
                                                                  ------------


         Land                                                     $    272,169
         Buildings and improvements                                  6,873,311
         Machinery and equipment                                     1,808,320
         Automotive equipment                                          308,794
         Office furniture and equipment                                174,306
         Construction in process                                       735,389
                                                                  ------------

                                                                    10,172,289

           Less accumulated depreciation                            (3,705,372)
                                                                  ------------


           Net property, plant and equipment                      $  6,466,917
                                                                  ============

                               KNOX NURSERY, INC.

                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999

(4)      LONG-TERM DEBT

         Long-term debt consists of the following at March 31, 2000:

                                                                         2000
                                                                      ----------
         NationsBank:
            Construction loan ($4,500,000 limit) with interest
             fixed at 7.5%, principal and interest due in level
             monthly payments based on a 15-year amortization
             with a final balloon payment of all unpaid principal
             and accrued interest on May 8, 2002. Loan is
             collateralized by land, buildings and improvements.      $3,885,128

            Credit line loan ($600,000 limit) with interest equal
             to the prime rate plus 1%. Line of credit renews
             annually with similar terms and rates. Loan is
             collateralized by land, buildings and improvements.         600,000

            Commercial loan ($160,000 limit) with interest at a
             fixed rate of 7.5%, due with principal and interest
             due in 59 equal monthly installment ending May 8,
             2001. Loan is collateralized by land, buildings and
             improvements.                                                38,187

            Commercial loan ($200,000 limit) with interest at a
             fixed rate of 7.5%, due in 36 equal monthly
             installments ending February 5, 2000. Loan is
             collateralized by land, buildings and improvements.              --

            Commercial loan with interest at a fixed rate of
             8.5%, due in 59 equal monthly installments ending
             August 25, 2004. Loan is collateralized by land,
             buildings and improvements.                                 271,191
                                                                      ----------

            Commercial loan with interest at a fixed rate of
             9.0%, due in 60 equal monthly installments ending
             August 1, 2004. Loan is collateralized by a 2000
             International truck                                          37,779
                                                                      ----------
                                                                       4,832,285

                Less current installments                                956,600
                                                                      ----------

            Long-term debt, excluding current installments            $3,875,685
                                                                      ==========


(5)     Contingencies

        In the normal course of business, the Company is subject to certain obligations and litigation. Management, after consultation with counsel, intends to vigorously defend its positions and is of the opinion that the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

PART I.  FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

REVENUE

For the three months ended March 31, 2000, revenue was $2,205,721, an increase of $269,907, or 14% from the $1,935,814 posted for the quarter ended March 31, 1999. Plug Division revenue amounted to $1,750,264, an increase of $475,754, or 37%, over the $1,274,510 achieved in 1999. High customer demand for the Company's plugs continue in the second quarter as booked orders show a 30% increase over 1999. Finished Products sales decreased $205,847 to $455,457 for the first quarter of 2000, as compared to $661,304 during 1999. This decline was caused by the decision of a major retailer to use Knox Nursery as a secondary vendor to its Central Florida stores in the early Spring season. However, this retailer recently placed a large order for the second quarter of 2000 in excess of its purchases during the same period in 1999.

COSTS AND EXPENSES

For the three months ended March 31, 2000, cost of sales was $1,359,789, an increase of $246,180, or 22% from the $1,113,609 posted for the quarter ended March 31, 1999. Gross profit margin fell to 38% for the first three months of 2000, compared to 42% for the same period in 1999. The decline is attributed primarily to the Finished Products Division, with a 23% gross margin for the first three months of 2000, compared to 40% in 1999, caused by the previously mentioned decline in revenue. Operating expenses for the first three months of 2000 amounted to $509,357, a decrease of $37,577, or 7% from the $546,934 recorded in the first quarter of 1999. Within operating expenses, advertising costs experienced the largest change, from $101,642 in 1999 to $12,563 in 2000, an $89,079 decrease. 1999's figure included the cost of a national print advertisement, which was not repeated in 2000. Interest expense rose from $86,056 during the first three months of 1999 to $95,636 in 2000, an increase of $9,580, or 11%. The increase is attributed to higher outstanding credit line balances.

The Company recorded net income in the quarter ended March 31, 2000 of $156,873 compared to net income of $121,864 at March 31,1999, an improvement of $35,009. Non-cash charges for depreciation and amortization were $181,284 for the three months ended March 31, 2000, and $174,174 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had a working capital surplus of $84,658. The decrease in working capital was substantially due to larger quarter-end payable balances caused by the funding of capital expenditures and the build-up of inventory. The Company believes future working capital and capital expenditure requirements can be met from cash provided from operating activities, existing cash balances, and borrowings available under the existing credit facilities.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR

In addition to statements of historical fact, this quarterly report contains forward-looking statements which are inherently subject to change, based on known and unknown risks, including but not limited to changes in the market and industry. Please refer to documents filed with the Securities and Exchange Commission for additional information on factors that could materially affect the Company's financial results.


                           PART II. OTHER INFORMATION

Item 1.  Not applicable.

Item 2.  Not applicable.

Item 3.  Not applicable.

Item 4.  Not applicable.

Item 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibit

         27       Financial Data Schedule (SEC use only)

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                               KNOX NURSERY, INC.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KNOX NURSERY, INC.
                                          Registrant

Date: May 8, 2000                         /s/ BRUCE R. KNOX
                                          -------------------------------------
                                              Bruce R. Knox
                                              President
                                              (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report Is signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.

        Name                          Title                       Dates
        ----                          -----                       -----

/s/ Bruce R. Knox                President                      May 8, 2000
------------------------         Director
    Bruce R. Knox


/s/ James M. Knox, III           Vice President                 May 8, 2000
------------------------         Director
    James M. Knox, III


/s/ M. Nadine Knox               Director                       May 8, 2000
------------------------
    M. Nadine Knox