Form 10QSB
period 2000-06-30
KNOX NURSERY INC /FL
filed 2000-08-11
CIK 1053389

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the six months ended June 30, 2000.

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


Number of shares of common stock outstanding as of August 7, 2000 is 11,605,000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]       NO [ ]

                               KNOX NURSERY, INC.

                                     INDEX

                                                                       Page No.
                                                                       --------

PART I. Financial Information

      Item 1. Financial Statements
                Balance Sheets............................................ 3
                Statements of Operation................................... 4
                Statements of Cash Flows.................................. 6
                Notes to Financial Statements............................. 8


      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operation....................... 11

PART II. Other Information............................................... 12

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               KNOX NURSERY, INC.

                                 BALANCE SHEET
                                 June 30, 2000
                                  (Unaudited)


                                                                        2000
                                                                    ----------
                                    ASSETS
Current assets:

      Cash and cash equivalents                                     $  366,647
      Trade accounts receivable, net                                 1,239,044
      Inventories                                                      894,019
      Prepaid expenses                                                  18,489
      Note receivable                                                   38,500
      Deposits                                                          11,858

                                                                    ----------
             Total current assets                                    2,568,557


Investment in Cooperative Bank                                           7,645
Property, plant and equipment, net                                   6,378,405
Deferred loan cost, net of accumulated amortization                     44,870
                                                                   -----------

             Total assets                                          $ 8,999,477
                                                                   ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                             $ 1,148,564
      Accounts expenses                                                118,265
      Accrued income taxes                                             160,644
      Current installments of long-term debt                           656,600
                                                                   -----------

                Total current liabilities                            2,084,073
                                                                   -----------


Long-term debt, excluding current installments                       3,793,750
Due to stockholders                                                    537,000
Deferred income taxes                                                  300,000
                                                                   -----------

             Total liabilities                                       6,714,823


Stockholders' equity:
      Common stock                                                      11,605
      Additional paid-in capital                                     1,289,926
      Retained earnings                                                995,588
      Treasury stock                                                   (12,465)
                                                                   -----------

             Total stockholders' equity                              2,284,654
                                                                   -----------

             Total liabilities and stockholders' equity            $ 8,999,477
                                                                   ===========





See accompanying notes to financial statements.

                              KNOX NURSERY, INC.

                            Statements of Operations
               For the three months ended June 30, 2000 and 1999
                                  (Unaudited)


                                                    2000               1999
                                               ------------        ------------

Sales                                          $  2,450,079        $  2,057,024
Cost of Sales                                     1,654,254           1,436,915
                                               ------------        ------------

         Gross Profit                               795,825             620,109

Operating expenses                                  483,418             488,385
                                               ------------        ------------

         Operating income                           312,407             131,724

   Interest expense                                 (92,743)            (85,299)
   Interest and dividend                                104                  97
   Other                                             (2,128)             (3,001)
                                               ------------        ------------

         Total other income (expense)               (94,767)            (88,203)
                                               ------------        ------------

         Net income before income taxes             217,640              43,521

Income tax expense                                   76,174              15,232
                                               ------------        ------------

         Net income                            $    141,466        $     28,289

         Basic income per common share         $      0.012               0.002

         Weighted average shares                 11,605,000          11,605,000
          outstanding





See accompanying notes to financial statements.

                               KNOX NURSERY, INC.

                            Statements of Operations
                For the six months ended June 30, 2000 and 1999
                                  (Unaudited)


                                                    2000                1999
                                               ------------         -----------

Sales                                          $  4,655,800           3,992,838
Cost of Sales                                     3,014,043           2,550,524
                                               ------------         -----------

         Gross Profit                             1,641,757           1,442,314

Operating expenses                                  992,775           1,035,319
                                               ------------         -----------

         Operating income                           648,982             406,995

   Interest expense                                (188,379)           (171,355)
   Interest and dividend                                208                 194
   Other                                             (1,828)             (4,830)
                                               ------------         -----------

         Total other income (expense)              (189,999)           (175,991)
                                               ------------         -----------

         Net income before income taxes             458,983             231.004

Income tax expense                                  160,644              80,851
                                               ------------         -----------

         Net income                            $    298,339             150,153

         Basic income per common share         $      0.025               0.013

         Weighted average shares                 11,605,000          11,605,000
           outstanding




See accompanying notes to financial statements.

                              KNOX NURSERY, INC.

                            Statements of Cash Flow
               For the three months ended June 30, 2000 and 1999
                                  (Unaudited)



                                                                                  2000              1999
                                                                               ---------         ---------

Cash flows from operating activity:
    Net income                                                                 $ 141,466         $  28,289
    Adjustments to reconcile net income to cash
        Provided by operating activities:
            Depreciation and amortization                                        181,284           174,173
            Cash provided by (used for) changes in:
                Trade accounts receivable                                        106,699           633,111
                Inventories                                                      547,475           330,000
                Prepaid expenses                                                   4,419             4,876
                Deposits                                                              --              (650)
                Note receivable                                                  (38,500)               --
                Accounts payable                                                (542,115)         (438,971)
                Accrued expenses and other liabilities                            86,784           (17,890)
                                                                               ---------         ---------

                    Net cash provided by (used in) operating activities          487,512           712,938

Cash flows from investing activities:
    Purchase of property and equipment                                           (86,989)         (134,180)
    Investment in Cooperative Bank                                                    --                --
                                                                               ---------         ---------
                    Net cash used in investing activities                        (86,989)         (134,180)

Cash flows from financing activities:
     Repayment of long-term debt                                                (381,936)         (492,174)
     Proceeds from long-term borrowings                                               --                --
     Proceeds from the sale of treasury stock                                         --                --
     Treasury stock issued                                                            --                --
     Net increase (decrease) in due to stockholders                              192,000                --
     Loan issuance fees                                                               --                --
                                                                               ---------         ---------
                    Net cash provided by financing activities                   (189,936)         (492,174)
                                                                               ---------         ---------

                    Net increase in cash and cash equivalents                    210,587            86,584

Cash and cash equivalents at beginning of quarter                                156,060            58,757
                                                                               ---------         ---------

Cash and cash equivalents at end of quarter                                    $ 366,647         $ 145,341





See accompanying notes to financial statements.

                               KNOX NURSERY, INC.

                            Statements of Cash Flow
                For the six months ended June 30, 2000 and 1999
                                  (Unaudited)


                                                                                  2000              1999
                                                                               ---------         ---------

Cash flows from operating activity:
    Net income                                                                 $ 298,339         $ 150,153
    Adjustments to reconcile net income to cash Provided by operating activities:
            Depreciation and amortization                                        362,568           348,347
            Cash provided by (used for) changes in:
                Trade accounts receivable                                       (825,577)         (113,280)
                Inventories                                                      472,488           200,000
                Prepaid expenses                                                  (3,759)            8,885
                Deposits                                                              --            (1,650)
                Note receivable                                                  (38,500)               --
                Accounts payable                                                  73,549          (229,510)
                Accrued expenses and other liabilities                           232,670           123,650
                                                                               ---------         ---------

                    Net cash provided by operating activities                    571,778           486,595

Cash flows from investing activities:
    Purchase of property and equipment                                          (262,000)         (155,668)
    Investment in Cooperative Bank                                                 2,833             3,113
                                                                               ---------         ---------

                    Net cash used in investing activities                       (259,167)         (152,555)

Cash flows from financing activities:
     Repayment of long-term debt                                                (468,499)         (239,957)
     Proceeds from long-term borrowings                                               --                --
     Proceeds from the sale of treasury stock                                     37,500                --
     Treasury stock issued                                                        69,756                --
     Net increase (decrease) in due to stockholders                              242,000           (50,000)
     Loan issuance fees                                                               --           (22,087)
                                                                               ---------         ---------
                    Net cash provided by (used in) financing activities         (119,243)         (312,044)
                                                                               ---------         ---------

                    Net decrease in cash and cash equivalents                    193,368            21,996

Cash and cash equivalents at beginning of year                                   173,279           123,345
                                                                               ---------         ---------

Cash and cash equivalents at end of quarter                                    $ 366,647         $ 145,341





See accompanying notes to financial statements.

                               KNOX NURSERY, INC.

                         Notes to Financial Statements
                              June 30, 2000 & 1999


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

         (b)      BASIS OF PRESENTATION

                  The accompanying unaudited financial statements of Knox Nursery, Inc. have been prepared in accordance with the instructions and requirements of Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes for a fair presentation of financial position, results of operation and cash flows in conformity with generally accepted accounting principals. In the opinion of management all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the six-month and three month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         (c)      USE OF ESTIMATES

                  Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         (d)      BASIC INCOME PER COMMON SHARE

                  Net income per share amounts are based on the weighted average number of common and common stock equivalents issued and outstanding of 11,605,000 for the six months ended June 30, 2000 and 1999.

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


(2)      INVENTORIES

         Inventories at June 30, 2000 consisted of:


                                                         2000
                                                       --------

                  Work in process                      $698,636
                  Materials and supplies                195,383
                                                       --------

                  Total Inventory                      $894,019
                                                       ========


(3)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at June 30, 2000 consisted of the following:

                                                        2000
                                                    ------------

                  Land                              $    272,169
                  Buildings and improvements           6,873,311
                  Machinery and equipment              1,811,132
                  Automotive equipment                   308,794
                  Office furniture and equipment         176,307
                  Construction in process                817,565
                                                    ------------

                                                      10,259,278

                    Less accumulated depreciation     (3,880,873)
                                                    ------------

                    Net property, plant and
                      equipment                     $  6,378,405
                                                    ============

                               KNOX NURSERY, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

(4)      LONG-TERM DEBT

         Long-term debt consists of the following at June 30, 2000:



                                                                        2000
                                                                     ----------
             NationsBank:

               Construction loan ($4,500,000 limit) with
                 interest fixed at 7.5%, principal and
                 interest due in level monthly payments
                 based on a 15-year amortization with a
                 final balloon payment of all unpaid
                 principal and accrued interest on May 8,
                 2002. Loan is collateralized by land,
                 buildings and improvements.                         $3,828,615

               Credit line loan ($600,000 limit) with
                 interest equal to the prime rate plus 1%.
                 Line of credit renews annually with similar
                 terms and rates. Loan is collateralized by
                 land, buildings and improvements.                      300,000

               Commercial loan ($160,000 limit) with
                 interest at a fixed rate of 7.5%, due with
                 principal and interest due in 59 equal
                 monthly installment ending May 8, 2001.
                 Loan is collateralized by land, buildings
                 and improvements.                                       28,177

               Commercial loan ($200,000 limit) with
                 interest at a fixed rate of 7.5%, due in 36
                 equal monthly installments ending February
                 5, 2000. Loan is collateralized by land,
                 buildings and improvements.                                 --

               Commercial loan with interest at a fixed rate
                 of 8.5%, due in 59 equal monthly
                 installments ending August 25, 2004. Loan
                 is collateralized by land, buildings and
                 improvements.                                          258,475

               Commercial loan with interest at a fixed rate
                 of 9.0%, due in 60 equal monthly
                 installments ending August 1, 2004. Loan is
                 collateralized by a 2000 International
                 truck.                                                  35,083
                                                                     ----------

                                                                      4,450,350
                Less current installments                               656,600
                                                                     ----------

             Long-term debt, excluding current installments          $3,793,750
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

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE

For the six months ended June 30, 2000, revenue was $4,655,800, an increase of $662,962, or 17% from the $3,992,838 posted for the six months ended June 30, 1999. Plug Division revenue amounted to $3,542,741 an increase of $902,060 or 34%, over the $2,640,681 achieved in 1999. Finished Products sales decreased $239,098 to $1,113,059 for the first half of 2000, as compared to $1,352,157 in 1999. This decline was caused by the decision of a major retailer to use Knox Nursery as a secondary vendor to its Central Florida stores in the early Spring season. However, this decrease was partially offset by $200,000 in internet sales, as Knox Nursery introduced home gardeners nationwide to exclusive annual varieties available only through it's website partner, garden.com.

COSTS AND EXPENSES

For the six months ended June 30, 2000, cost of sales was $3,014,043 an increase of $463,519, or 18% from the $2,550,524 posted for the six months ended June 30, 1999. Gross profit margin fell to 35% for the first six months of 2000, compared to 36% for the same period in 1999. The decline is attributed primarily to the Finished Products Division, with a 24% gross margin for the first six months of 2000, compared to 33% in 1999, caused by the previously mentioned decline in revenue. Operating expenses for the first six months of 2000 amounted to $992,775, a decrease of $42,544, or 4% from the $1,035,319 recorded in the first half of 1999.Within operating expenses, advertising costs experienced the largest change, from $129,105 in 1999 to $15,352 in 2000, an $113,753 decrease. 1999's figure included the cost of a national print advertisement which was not repeated in 2000. Interest expense rose from $171,355 for the first six months of 1999 to $188,379 in 2000, an increase of $17,024 or 10%. The increase is attributed to higher outstanding credit line balances.

The Company recorded net income in the six months ended June 30, 2000 of $298,339 compared to net income of $150,153 at June 30, 1999, an improvement of $148,186, a 98% increase. Non-cash charges for depreciation and amortization were $362,568 for the six months ended June 30, 2000, and $348,347 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had a working capital surplus of $484,484, compared to a $583,034 surplus at June 30, 1999. The decrease in working capital was substantially due to larger period-end payable balances caused by the funding of capital expenditures and the build-up of inventory. The Company believes future working capital and capital expenditure requirements can be met from cash provided from operating activities and existing cash balances. If necessary, borrowing is available from an existing line of credit.

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

Item 3.  Not applicable.

Item 4.  Not applicable.

Item 5.  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibit 27 Financial Data Schedule ( for SEC use only)

         (a)  Not applicable.
         (b) No reports on Form 8-K were filed during the six months ended June 30, 2000.

                               KNOX NURSERY, INC.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KNOX NURSERY, INC.
                                       ----------------------------------------
                                       Registrant

Date: August 11, 2000                   /s/ BRUCE R. KNOX
                                       ----------------------------------------
                                           Bruce R. Knox
                                           President
                                           (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report Is signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.

          Name                     Title                            Dates
          ----                     -----                            -----

/s/ Bruce R. Knox                President                  August 11, 2000
    ----------------------       Director
    Bruce R. Knox

/s/ James M. Knox, III           Vice President             August 11, 2000
    ----------------------       Director
    James M. Knox, III

/s/ M. Nadine Knox               Director                   August 11, 2000
    ----------------------
    M. Nadine Knox