Form 10QSB
period 2000-09-30
KNOX NURSERY INC /FL
filed 2000-11-13
CIK 1053389

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the nine months ended September 30, 2000.

Commission file number 0-27805.

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

Number of shares of common stock outstanding as of November 9, 2000 is 11,605,000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]   NO [ ]

                               KNOX NURSERY, INC.
                                      INDEX

                                                                         Page No.
                                                                         --------

PART I. Financial Information

    Item 1. Financial Statements
                Balance Sheets..........................................     3
                Statements of Operation.................................     4
                Statements of Cash Flows................................     6
                Notes to Financial Statements...........................     8

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operation..........................    11

PART II. Other Information..............................................    12

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               KNOX NURSERY, INC.

                                  BALANCE SHEET

                               September 30, 2000

                                   (Unaudited)

                                                                           2000
                                                                       ------------

                             ASSETS
Current assets:

      Trade accounts receivable, net ............................      $    644,416
      Inventories ...............................................         1,164,279
      Prepaid expenses and other assets .........................           147,481
      Note receivable ...........................................            38,500
      Deposits ..................................................            11,858

                                                                       ------------
             Total current assets ...............................         2,006,534

Investment in Cooperative Bank ..................................             7,645
Property, plant and equipment, net ..............................         6,248,232
Deferred loan cost, net of accumulated amortization .............            39,086

                                                                       ------------

             Total assets .......................................      $  8,301,497
                                                                       ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ..........................................      $    677,219
      Accrued expenses ..........................................           191,105
      Accrued income taxes ......................................            84,084
      Current installments of long-term debt ....................           656,600
                                                                       ------------
             Total current liabilities ..........................         1,685,568
                                                                       ------------

Long-term debt, excluding current installments
                                                                          4,013,017
Due to stockholders .............................................           237,000
Deferred income taxes ...........................................           300,000
                                                                       ------------

             Total liabilities ..................................         6,235,585

Stockholders' equity:
      Common stock ..............................................            11,605
      Additional paid-in capital ................................         1,289,926
      Retained earnings .........................................           853,406
      Treasury stock ............................................           (12,465)
                                                                       ------------

             Total stockholders' equity .........................         2,065,912
                                                                       ------------

             Total liabilities and stockholders' equity .........      $  8,301,497
                                                                       ============

See accompanying notes to financial statements.

                               KNOX NURSERY, INC.

                            Statements of Operations

             For the three months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                       2000              1999
                                                   ------------      ------------

Sales                                              $    748,557      $    714,267
Cost of Sales                                           383,390           684,826
                                                   ------------      ------------

         Gross profit                                   365,167            29,441

Operating expenses                                      459,088           470,229
                                                   ------------      ------------

         Operating income                               (93,921)         (440,788)

   Interest expense                                    (111,719)         (123,174)
   Other                                                (13,102)           (1,081)
                                                   ------------      ------------

           Total other expense                         (124,821)         (124,255)
                                                   ------------      ------------

           Net loss before income taxes                (218,742)         (565,043)

Income tax benefit                                       76,560                 0
                                                   ------------      ------------

           Net loss                                $   (142,182)         (565,043)
                                                   ============      ============

           Basic loss per common share             $     (0.012)           (0.049)
                                                   ============      ============

           Weighted average shares                   11,605,000        11,605,000
             outstanding                           ============      ============


See accompanying notes to financial statements.

                               KNOX NURSERY, INC.

                            Statements of Operations

              For the nine months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                            2000              1999
                                                        ------------      ------------

Sales                                                   $  5,404,357         4,707,105
Cost of Sales                                              3,397,432         3,235,350
                                                        ------------      ------------

         Gross profit                                      2,006,925         1,471,755

Operating expenses                                         1,451,863         1,505,548
                                                        ------------      ------------

         Operating income                                    555,062           (33,793)

Interest expense                                            (300,098)         (294,529)
Other                                                        (14,723)           (5,717)
                                                        ------------      ------------

         Total other expense                                (314,821)         (300,246)
                                                        ------------      ------------

         Net income (loss) before income taxes               240,241          (334,039)

Income tax expense                                            84,084                 0
                                                        ------------      ------------

         Net income (loss)                              $    156,157          (334,039)
                                                        ============      ============

         Basic income (loss) per share                  $      0.013            (0.029)
                                                        ============      ============

         Weighted average shares
            outstanding                                   11,605,000        11,605,000
                                                        ============      ============

See accompanying notes to financial statements.

                               KNOX NURSERY, INC.

                             Statements of Cash Flow
             For the three months ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                          2000            1999
                                                                       ----------      ----------

Cash flows from operating activity:
  Net loss                                                             $ (142,182)     $ (565,043)
  Adjustments to reconcile net income to cash
    Provided by operating activities:
       Depreciation and amortization                                      181,285         178,097
       Cash provided by (used for) changes in:
          Trade accounts receivable                                       594,628         122,048
          Inventories                                                    (270,260)       (200,000)
          Prepaid expenses                                               (128,992)          4,442
          Deposits                                                             --         (42,507)
          Accounts payable                                               (471,345)        213,481
          Accrued expenses and other liabilities                           (3,720)         60,561
                                                                       ----------      ----------

          Net cash used in operating activities                          (240,586)       (228,921)
                                                                       ----------      ----------

Cash flows from investing activities:
  Purchase of property and equipment                                      (45,328)       (256,366)
                                                                       ----------      ----------

Cash flows from financing activities:
  Proceeds from long-term borrowings                                      219,267         615,389
  Net decrease in due to stockholders                                    (300,000)       (105,000)
  Loan issuance fees                                                           --         (18,645)
                                                                       ----------      ----------

          Net cash (used in) provided by financing activities             (80,733)        491,744
                                                                       ----------      ----------

          Net (decrease) increase cash equivalents                       (366,647)          6,457

Cash and cash equivalents at beginning of quarter                         366,647         145,341
                                                                       ----------      ----------

Cash and cash equivalents at end of quarter                            $        0      $  151,798
                                                                       ==========      ==========

See accompanying notes to financial statements

                               KNOX NURSERY, INC.

                             Statements of Cash Flow
              For the nine months ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                                2000              1999
                                                                            ----------      ----------

Cash flows from operating activity:
  Net income (loss)                                                         $  156,157      $ (334,039)
  Adjustments to reconcile net income to cash
    Provided by operating activities:
      Depreciation and amortization                                            543,852         526,444
      Cash provided by (used for) changes in:
         Trade accounts receivable                                            (230,949)          8,768
         Inventories                                                           202,228              --
         Prepaid expenses                                                     (132,751)         13,327
         Deposits                                                                   --         (44,157)
         Note receivable                                                       (38,500)             --
         Accounts payable                                                     (397,796)        (16,029)
         Accrued expenses and other liabilities                                228,950         103,360
                                                                            ----------      ----------

            Net cash provided by operating activities                          331,191         257,674
                                                                            ----------      ----------

Cash flows from investing activities:
  Purchase of property and equipment                                          (307,328)       (412,034)
  Investment in Cooperative Bank                                                 2,833           3,113
                                                                            ----------      ----------

            Net cash used in investing activities                             (304,495)       (408,921)
                                                                            ----------      ----------

Cash flows from financing activities:
  Repayment of long-term debt                                                 (249,231)             --
  Proceeds from long-term borrowings                                                --         375,432
  Proceeds from the sale of treasury stock                                      37,500              --
  Treasury stock issued                                                         69,756              --
  Net decrease in due to stockholders                                          (58,000)       (155,000)
  Loan issuance fees                                                                --         (40,732)
                                                                            ----------      ----------

            Net cash (used in) provided by financing activities               (199,975)        179,700
                                                                            ----------      ----------

            Net (decrease) increase in cash and cash equivalents              (173,279)         28,453

Cash and cash equivalents at beginning of period                               173,279         123,345
                                                                            ----------      ----------

Cash and cash equivalents at end of period                                  $       --      $  151,798
                                                                            ==========      ==========

See accompanying notes to financial statements

                               KNOX NURSERY, INC.

                          Notes to Financial Statements

                            September 30, 2000 & 1999

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

         (B)      BASIS OF PRESENTATION

                  The accompanying unaudited financial statements of Knox Nursery, Inc. have been prepared in accordance with the instructions and requirements of Form 10-QSB and Regulation S-B and, therefore, do not include all information and footnotes for a fair presentation of financial position, results of operation and cash flows in conformity with generally accepted accounting principals. In the opinion of management all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine-month and three-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         (C)      USE OF ESTIMATES

                  Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         (D)      BASIC INCOME PER COMMON SHARE

                  Net income per share amounts are based on the weighted average number of common and common stock equivalents issued and outstanding of 11,605,000 for the three-months and nine-months ended September 30, 2000 and 1999.

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

(2)      LONG-TERM DEBT

         Long-term debt consists of the following at September 30, 2000:

                                                                                        2000
                                                                                     -----------
         NationsBank:
          Construction loan ($4,500,000 limit) with interest fixed at 7.5%, principal and interest due in level monthly payments based on a
           15-year amortization with a final balloon payment of all unpaid principal and accrued interest on May 8, 2002. Loan is
           collateralized by land, buildings and improvements.                       $ 3,770,474

          Credit line loan ($600,000 limit) with interest equal to the prime rate plus 1%. Line of credit renews annually with similar terms and
           rates. Loan is collateralized by land, buildings and improvements.            599,037

          Commercial loan ($160,000 limit) with interest at a fixed rate of
           7.5%, due with principal and interest due in 59 equal monthly installment ending May 8, 2001. Loan is collateralized by land,
           buildings and improvements.                                                    21,372

          Commercial loan ($200,000 limit) with interest at a fixed rate of
           7.5%, due in 36 equal monthly installments ending February 5, 2000.
           Loan is collateralized by land, buildings and improvements.                        --

          Commercial loan with interest at a fixed rate of 8.5%, due in 59 equal monthly installments ending August 25, 2004. Loan is
           collateralized by land, buildings and improvements.                           245,447

                                                                                       2000
                                                                                    -----------

         Commercial loan with interest at a fixed rate of 9.0%, due in 60 equal monthly installments ending August 1, 2004. Loan is
          collateralized by a 2000 International truck.                                  33,287
                                                                                    -----------

                                                                                      4,669,617
             Less current installments                                                  656,600

                                                                                    -----------
Long-term debt, excluding current installments                                      $ 4,013,017

(3)      Contingencies

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

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

REVENUE

For the nine months ended September 30, 2000, revenue was $5,404,357, an increase of $697,252, or 15% from the $4,707,105 posted for the nine months ended September 30, 1999. Plug Division revenue amounted to $4,011,744 an increase of $980,177 or 32%, over the $3,031,567 achieved in 1999. Finished Products sales decreased $282,925 to $1,392,613 for the first nine months of 2000, as compared to $1,675,538 in 1999. Plug revenue continued to grow since the completion of the new plug facility at Winter Garden. The decline in Finished Product was caused by the decision of a major retailer to use Knox Nursery as a secondary vendor to its Central Florida stores in the early spring season. However, this decrease was partially offset by an increase in internet sales, as Knox Nursery introduced home gardeners nationwide to exclusive annual varieties available only through it's website partner, garden.com.

COSTS AND EXPENSES

For the nine months ended September 30, 2000, cost of sales was $3,397,432 an increase of $162,082 or 5% from the $3,235,350 posted for the nine months ended September 30, 1999. Gross profit margin increased to 37% for the first nine months of 2000, compared to 31% for the same period in 1999. This increase is attributed primarily to the change in mix of product sold. Plug Division makes up a greater share of the sales volume, with a more favorable profit margin.

Operating expenses for the first nine months of 2000 amounted to $1,451,863, a decrease of $53,685 or 4% from the $1,505,548 recorded in the first nine months of 1999. Within operating expenses, advertising costs experienced the largest change, from $168,219 in 1999 to $15,481 in 2000, a $152,738 decrease. 1999's figure included the cost of a national print advertisement which was not repeated in 2000. Interest expense rose from $294,529 for the first nine months of 1999 to $300,098 in 2000, an increase of $5,569 or 1.9%.

The Company recorded net income in the nine months ended September 30, 2000 of $156,157 compared to net income (loss) of ($334,039) at September 30, 1999, an improvement of $490,196. Non-cash charges for depreciation and amortization were $543,852 for the nine months ended September 30, 2000, and $526,444 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had a working capital surplus of $320,966, compared to a $464,317 surplus at September 30, 1999. The decrease in working capital was substantially due to an accrual for income taxes in 2000 that did not exist in 1999. The Company believes future working capital and capital expenditure requirements can be met from the cash provided from operating activities.

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

Item 3. Not applicable.

Item 4. Not applicable.

Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

        Exhibit 27    Financial Data Schedule

           (a)          Not applicable.
           (b) No reports on Form 8-K were filed during the nine months ended September 30, 2000.

                               KNOX NURSERY, INC.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KNOX NURSERY, INC.
                                             Registrant


Date: November 7, 2000                       /s/ BRUCE R. KNOX
                                             -----------------------------------

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

          Name                        Title                         Dates
          ----                        -----                         -----


/s/ Bruce R. Knox                   President                  November 9, 2000
--------------------------          Director
    Bruce R. Knox


/s/ James M. Knox, III              Vice President             November 9, 2000
--------------------------          Director
    James M. Knox, III


/s/ M. Nadine Knox                  Director                   November 9, 2000
--------------------------
    M. Nadine Knox