Form 10KSB40
period 2000-12-31
KNOX NURSERY INC /FL
filed 2001-03-30
CIK 1053389

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-KSB


   [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the year ended December 31, 2000.

         Commission file number 0-27805.

                               KNOX NURSERY, INC.
                               ------------------
            (Exact name of registrant as specified in its charter.)


              Florida                                            59-1787808
              -------                                            ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


  4349 N. Hiawassee Road, Orlando, FL                               32818
----------------------------------------                          ----------
(Address of principle executive offices)                          (Zip Code)


                                 (407) 293-3721
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

         Common stock, par value $.001 per share, traded on the NASD OTC Bulletin Board Preferred stock, par value $.001 per share, non issued and outstanding

         Based upon the $0.281 per share closing price of the registrant's Common Stock as of March 16, 2001, the aggregate value of the shares of Common Stock held by nonaffiliates as of such date was $1,261,593.

         Number of shares of common stock outstanding as of March 16, 2001 is 12,025,454.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           YES [X]       NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent year - $6,804,693

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

ITEM 1.  DESCRIPTION OF BUSINESS

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

The Plug Division, which accounts for 68% of the Company's sales, is responsible for sowing millions of seeds annually, then precisely growing the seedlings for 4 to 10 weeks until the "prefinished" plants are shipped to commercial growers throughout the country. These growers will transplant the plugs into larger pots and containers for resale to their customers.

The Finished Products Division receives its prefinished material from the Plug Division, transplants it into the appropriate containers, then carefully grows the material to a mature ready-to-sell condition. The finished plants are delivered to mass merchandisers such as Lowe's, Home Depot, and Wal Mart, landscapers, and local final-use customers such as Walt Disney World and Universal Studios.

The Plug Division facility is technologically advanced, costing the Company approximately $6,000,000 to construct. This gives Knox Nursery a competitive advantage in the marketplace. Now, the total growing environment can be micro-managed. The temperature, moisture, humidity and light within the growing facility can be accurately controlled to provide optimum growing environments for maximum growth in the shortest periods. Additionally, this new facility lowers labor costs by approximately 40%, which constitutes the largest single cost to the Company. Therefore, even though the cost for the new facility was considerable, the advantages for the Company may provide greater future profits.

In 2000, the Company made capital expenditures in excess of $200,000, most significantly in computer systems that integrate sales, shipping, and accounting across the two production facilities.

MARKET ENVIRONMENT

The Company targets medium to large wholesale growers for its pre-finished lines of plants, however, smaller growers are not ignored. The overall floriculture industry in the United States is a $3.7 billion industry. In Florida alone, the industry generates over $700 million in sales.

INDUSTRY ANALYSIS

The bedding plant industry consists of a small group of independent producers, many of whom are customers of Knox Nursery. The industry is currently being consolidated by large growers who are expanding and beginning to direct their sales effort to large, mass marketers. These large marketers are important to the Company, and it is the plan of Knox Nursery to take advantage of its Plug Division, and attempt to further its share of the larger, mass marketer business.

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


ITEM 2.  DESCRIPTION OF PROPERTY

The Company maintains the following facilities:

Principle corporate offices      4349 N. Hiawassee Rd.          2,500 sq. ft.
                                 Orlando, Florida

The Company does not anticipate that it will require any additional office facilities. However, if additional office space is required in the future, the available property will allow for expansion.

Finished Products Division       4359 N. Hiawassee Rd           240,000 sq. ft.
                                 Orlando, Florida               (9 structures)

The 12 1/2 acres at this location have been fully developed.

Plug Division                    940 Avalon Road                280,000 sq. ft.
                                 Winter Garden, Florida

The entire Avalon Road property is a "Master Planned Project", which will consist of four phases when fully developed.


ITEM 3.  LEGAL PROCEEDINGS

The Company was not involved in any litigation at December 31, 2000 or on the date of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders during the fourth quarter of 2000.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on The NASD OTC Bulletin Board, under the symbol "KNUR." The first active trading in the shares of the Company began in the fourth quarter of 1998. The high and low closing interdealer sales prices for each quarter since trading commenced are as follows: fourth quarter 1998 high of $1.625 and low of $.25; first quarter 1999 high of $1.187 low of $.468; second quarter 1999 high of $.625 low of $.343; third quarter 1999 high of $.437 low of $.218; fourth quarter 1999 high of $.437 low of $.10; first quarter 2000 high of $2.712 low of $.5625; second quarter 2000 high of $1.625 low of $.5312; third quarter 2000 high of $.500 low of $.250; fourth quarter 2000 high of $.3125 low of $.1875.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following is a discussion of the financial condition and results of operation of the Company as of December 31, 2000. This discussion and analysis should be read in conjunction with the Company's audited Financial Statements including the Notes thereto which are included elsewhere in this Form 10-KSB.

GENERAL

Knox Nursery, Inc. founded in 1962, is located in Central Florida and has two operating divisions: 1) the Plug Division, with sales of seedling annuals (plugs) to brokers and other nurseries throughout the United States; and 2) the Finished Products Division, with sales of four inch annuals to wholesalers, landscapers and large final-use customers located primarily in Central Florida.

REVENUE

For the year ended December 31, 2000, revenue was $6,804,693, an increase of $877,568, or 14.8% from the $5,927,125 posted for the year ended December 31, 1999. Plug Division revenue increased $1,126,618. Finished Products revenue decreased $249,050, or 10.2% from 1999.

COSTS AND EXPENSES

For the year ended December 31, 2000, cost of sales was $4,694,639, an increase of $699,168, or 17.5% from the $3,995,471 posted for the year ended December 31, 1999. Operating expenses for 2000 amounted to $2,674,507, an increase of $752,550 or 39.2% from the $1,921,957 recorded in 1999. Within operating expenses, computer support experienced a significant change, $126,073 in 2000 from $12,881 in 1999, a $113,192 increase. The increase resulted from the installation of computer software and hardware systems at Avalon and Hiawassee locations. Interest expense rose to $415,496 in 2000 from $370,388 in 1999, an increase of $45,108, or 12.2%. The increase is attributed to higher outstanding credit line balances and interest incurred on loans from officers. Consultants Fees increased $532,007 to $544,941 in 2000 from $12,934 in 1999.

The Company recorded a net loss from operations in 2000 of $695,948 compared to a net loss of $154,300 in 1999, an increase of $541,648. Non-cash charges for depreciation and amortization were $725,510 in 2000 and $685,455 in 1999. Consultants Fees included a one-time non-cash charge for stock promotions paid with treasury stock valued at $530,636 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company had a working capital deficit of $109,773, compared to a deficit of $107,566 at December 31, 1999. During 2000, the Company increased net loans from officers $8,057 for a total of $303,057. The Company has a $600,000 line of credit with Nations Bank upon which it draws as is necessary, and is fully drawn upon at Dec. 31, 2000.

The Company continues to run a working capital deficit and management plans to fund and finance operations as required.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                               KNOX NURSERY, INC.

                               TABLE OF CONTENTS


Independent Auditors' Report ............................................8


Financial Statements:

      Balance Sheets ....................................................9

      Statements of Operations .........................................10

      Statements of Stockholders' Equity ...............................11

      Statements of Cash Flows .........................................12

Notes to Financial Statements ..........................................13


Supplementary Information:

      Schedule of Operating Expenses ...................................20

                               KNOX NURSERY, INC.

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999







                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors of
     Knox Nursery, Inc.:

We have audited the accompanying balance sheets of Knox Nursery, Inc. (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knox Nursery, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



March 9, 2001

                               Knox Nursery, Inc.

                                 Balance Sheets

                           December 31, 2000 and 1999


                                                                2000             1999
                                                            ------------     -----------

                           ASSETS
                           ------

Current assets:
     Cash and cash equivalents                              $     72,390         173,279
     Accounts receivable, net of allowance for doubtful
        accounts of $30,867 and $25,000 in 2000
        and 1999, respectively                                   658,674         413,467
     Inventories                                               1,255,755       1,366,507
     Prepaid expenses                                             20,969          14,730
     Note receivable from officer                                 33,943              --
                                                            ------------     -----------

            Total current assets                               2,041,731       1,967,983

Investment in cooperative bank                                     7,645          10,478
Property, plant and equipment, net                             5,863,776       6,467,405
Deferred loan cost, net of accumulated amortization of
     $87,027 and $63,892 in 2000 and 1999, respectively           33,302          56,437
Deposits                                                           1,320          11,858
                                                            ------------     -----------

            Total assets                                    $  7,947,774       8,514,161
                                                            ============     ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

Current liabilities:
     Accounts payable                                       $  1,123,397       1,075,015
     Accrued expenses                                             80,395          46,239
     Current installments of long-term debt                      947,712         954,295
                                                            ------------     -----------

            Total current liabilities                          2,151,504       2,075,549

Long-term debt, excluding current installments                 3,638,266       3,964,553
Due to stockholders                                              337,000         295,000
Deferred income taxes                                                 --         300,000
                                                            ------------     -----------

            Total liabilities                                  6,126,770       6,635,102

Stockholders' equity:
     Preferred stock, $.001 par value, 10,000,000 shares
        authorized, none issued and outstanding                       --              --
     Common stock, $.001 par value, 40,000,000 shares
        authorized, 12,025,454 shares issued and
        outstanding                                               12,025          12,025
     Additional paid-in capital                                1,807,678       1,195,188
     Retained earnings                                             1,301         697,249
     Treasury stock, at cost, 580,635 shares
        at December 31, 1999                                          --         (25,403)
                                                            ------------     -----------

            Total stockholders' equity                         1,821,004       1,879,059
                                                            ------------     -----------

            Total liabilities and stockholders' equity .    $  7,947,774       8,514,161
                                                            ============     ===========

                               Knox Nursery, Inc.

                            Statements of Operations

                 For the Years Ended December 31, 2000 and 1999


                                                                2000             1999
                                                            ------------     -----------

Sales                                                       $  6,804,693       5,927,125
Cost of sales                                                  4,694,639       3,995,471
                                                            ------------     -----------

             Gross profit                                      2,110,054       1,931,654

Operating expenses                                             2,674,507       1,921,957
                                                            ------------     -----------

             Income (loss) from operations                      (564,453)          9,697

Other income (expense):
      Interest expense                                          (415,496)       (370,388)
      Interest and dividend income                                 1,705             475
      Other, net                                                 (17,704)        141,163
                                                            ------------     -----------

             Total other expense                                (431,495)       (228,750)
                                                            ------------     -----------

             Loss before income taxes                           (995,948)       (219,053)

Income tax benefit                                               300,000          64,753
                                                            ------------     -----------

             Net loss                                       $   (695,948)       (154,300)
                                                            ============     ===========

             Basic loss per common share                    $     (0.058)         (0.013)
                                                            ============     ===========

             Weighted average common shares outstanding       11,996,820      11,444,818
                                                            ============     ===========

                               Knox Nursery, Inc.

                       Statements of Stockholders' Equity

                 For the Years Ended December 31, 2000 and 1999


                                                    ADDITIONAL
                                        COMMON       PAID-IN        RETAINED     TREASURY
                                        STOCK        CAPITAL        EARNINGS      STOCK          TOTAL
                                      ---------     ----------     ---------    ----------     ---------

Balances as previously stated,
     December 31, 1998                $  11,605      1,184,670      851,549        (14,465)    2,033,359

Reallocation of stock transactions          420         10,518           --        (10,938)           --
                                      ---------     ----------     --------     ----------     ---------
Balances as restated,
December 31, 1998                        12,025      1,195,188      851,549        (25,403)    2,033,359

Net loss                                     --             --     (154,300)            --      (154,300)
                                      ---------     ----------     --------     ----------     ---------
Balances, December 31, 1999              12,025      1,195,188      697,249        (25,403)    1,879,059

Issuance of treasury stock                   --         36,406           --          1,094        37,500

Issuance of treasury stock
     for services                            --        507,421           --         23,215       530,636

Issuance of treasury stock
     to employees                            --         68,663           --          1,094        69,757

Net loss                                     --             --     (695,948)            --      (695,948)
                                      ---------     ----------     --------     ----------     ---------
Balances, December 31, 2000           $  12,025      1,807,678        1,301             --     1,821,004
                                      =========     ==========     ========     ==========     =========

                               Knox Nursery, Inc.

                            Statements of Cash Flows

                 For the Years Ended December 31, 2000 and 1999


                                                                2000          1999
                                                             ---------     ---------

Cash flows from operating activities:
     Net loss                                                $(695,948)     (154,300)
     Adjustments to reconcile net loss to cash
         provided by operating activities:
            Depreciation and amortization                      725,510       685,455
            Loss on disposal of assets                          22,073            --
            Deferred income taxes                             (300,000)      (64,753)
            Treasury stock issued for services                 530,636            --
            Treasury stock issued to employees                  69,757            --
            Cash provided by (used for) changes in:
                Trade accounts receivable                     (245,207)      (59,498)
                Inventories                                    110,752      (387,088)
                Prepaid expenses                                (6,239)          652
                Deposits                                        10,538        (9,350)
                Accounts payable                               165,107       580,474
                Accrued expenses                                34,156      (118,404)
                                                             ---------     ---------
                Net cash provided by operating activities      421,135       473,188
                                                             ---------     ---------

Cash flows from investing activities:
     Purchase of property, plant and equipment                (237,544)     (967,618)
     Investment in cooperative bank                              2,833         3,113
     Issuance of note receivable to officer                    (38,500)           --
     Collections on note receivable from officer                 4,557         1,694
                                                             ---------     ---------

                Net cash used in investing activities         (268,654)     (962,811)
                                                             ---------     ---------

Cash flows from financing activities:
     Repayment of long-term debt                              (332,870)     (322,542)
     Repayment of short-term debt                             (300,000)     (425,000)
     Proceeds from long-term borrowings                             --     1,268,261
     Proceeds from short-term borrowings                       300,000            --
     Net increase in due to stockholders                        42,000        45,000
     Proceeds from the sale of treasury stock                   37,500            --
     Payment of deferred loan cost                                  --       (26,162)
                                                             ---------     ---------

                Net cash (used in) provided by
                financing activities                          (253,370)      539,557
                                                             ---------     ---------

                Net (decrease) increase in cash
                and cash equivalents                          (100,889)       48,240

Cash and cash equivalents at beginning of year                 173,279       123,345
                                                             ---------     ---------

Cash and cash equivalents at end of year                     $  72,390       173,279
                                                             =========     =========


Supplemental disclosure of cash flow information:
     Cash paid for interest, exclusive of payable
         to stockholder and capitalized interest             $ 396,718       364,732
                                                             =========     =========

                               KNOX NURSERY, INC.

                         NOTES TO FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      DESCRIPTION OF BUSINESS

               Knox Nursery, Inc. (the "Company") is located in Central Florida and has two operating divisions: 1) the Finished Product Division, with sales of 4 inch annuals to wholesalers, landscapers and large final-use customers located primarily in Central Florida, and 2) the Plug Division, with sales of seedling annuals (plugs) to brokers and other nurseries located throughout the United States.

(b)      CASH EQUIVALENTS

               Cash equivalents represent short-term, highly liquid commercial paper readily convertible to cash and with an original maturity of three months or less.

(c)      INVENTORIES

               Inventories of plants, seeds and supplies are stated at the lower of cost (first-in, first-out) or market.

(d)      INVESTMENT IN COOPERATIVE BANK

               Investment in cooperative bank is carried at cost increased for the amount of patronage refund certificates and patrons' equity allocated, less distribution received.

(e)      PROPERTY, PLANT, AND EQUIPMENT

               Property and equipment are stated at cost. Assets are depreciated using the straight-line and accelerated methods over the estimated useful lives of the assets. The estimated useful lives of each class of depreciable asset are as follows:

                                                          ESTIMATED USEFUL
                                                               LIVES
                                                            ------------

               Building and improvements                    5 - 40 years
               Machinery and equipment                      5 - 10 years
               Automotive equipment                         5 - 10 years
               Office furniture and equipment               5 - 10 years

                               KNOX NURSERY, INC.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

(f)      DEFERRED LOAN COSTS

               Deferred loan costs are amortized over the life of the related loan using a method which closely approximates the effective interest method.

(g)      INCOME TAXES

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

(h)      USE OF ESTIMATES

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ form those estimates.

(i)      BASIC LOSS PER COMMON SHARE

               Basic loss per share amounts are based on the weighted average number of common and common stock equivalents issued and outstanding during each year.

(j)      COMMON STOCK

               Common stock transactions for other than cash have been valued based on quoted market prices. The Company records shares as outstanding at the time the Company becomes contractually obligated to issue shares.

                               KNOX NURSERY, INC.

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (continued)

(k)      IMPAIRMENT

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

(l)      ADVERTISING COSTS

               Advertising costs are expensed as incurred. Advertising costs are included in operating expenses in the accompanying Statements of Operations.

(m)      FAIR VALUE OF FINANCIAL INSTRUMENTS

               Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they are receivable or payable on demand. The fair value of the Company's long-term debt, including amount due to stockholders, is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Fair value of these financial instruments also approximates their carrying values due to their proximity to current market rates.

(n)      RECLASSIFICATIONS

               Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

(2)      INVENTORIES

               Inventories at December 31, 2000 and 1999 consisted of:


                                                   2000              1999
                                                ----------        ---------

                  Work in process               $1,096,597        1,142,611
                  Materials and supplies           159,158          223,896
                                                ----------        ---------
                  Total inventories             $1,255,755        1,366,507
                                                ==========        =========

                               KNOX NURSERY, INC.

(3)      PROPERTY, PLANT AND EQUIPMENT

               Property, plant and equipment at December 31, 2000 and 1999 consisted of the following:


                                                                         2000               1999
                                                                    ------------         ----------

               Land                                                 $    272,169            272,169
               Buildings and improvements                              7,472,823          6,873,311
               Machinery and equipment                                 1,685,032          1,803,278
               Automotive equipment                                      315,330            308,794
               Office furniture and equipment                            337,829            172,293
               Construction in process                                        --            567,433
                                                                    ------------         ----------

                                                                      10,083,183          9,977,278
                 Less accumulated depreciation                        (4,219,407)        (3,529,873)
                                                                    ------------         ----------
                          Total property, plant and
                            equipment, net                          $  5,863,776          6,467,405
                                                                    ============         ==========


               Interest of $24,291 was capitalized into the cost of property, plant and equipment during the year ended December 31, 1999.

               Depreciation expense amounted to $702,375 and $663,415 for the years ended December 31, 2000 and 1999, respectively. Management has reviewed long-lived assets for impairment and determined that the carrying value of the assets is recoverable.

(4)      LONG-TERM DEBT

               Long-term debt consisted of the following at December 31, 2000 and 1999:


                                                                       2000              1999
                                                                   -----------        ---------

          NationsBank:
               Construction loan ($4,500,000 limit) with
                interest fixed at 7.5%, principal and
                interest due in level monthly payments based
                on a 15-year amortization with a final
                balloon payment of all unpaid principal and
                accrued interest on May 8, 2002. Loan is
                collateralized by land, buildings and
                improvements.                                      $ 3,713,588        3,940,692


               Credit line loan ($600,000 limit) with
                interest equal to the prime rate plus 1%
                (10.5% at December 31, 2000). Line of credit
                renews annually with similar terms and rates.
                Loan is collateralized by land, buildings
                and improvements.                                      600,000          600,000


               Commercial loan ($160,000 limit) with
                interest at a fixed rate of 7.5%, due with
                principal and interest due in 59 equal
                monthly installment ending May 8, 2001. Loan
                is collateralized by land, buildings and
                improvements.                                            7,469           47,916

                               KNOX NURSERY, INC.





               Commercial loan ($200,000 limit) with
                interest at a fixed rate of 7.5%, due in 36
                equal monthly installments ended February 5,
                2000. Loan is collateralized by land,
                buildings and improvements.                                 --            6,068

               Commercial loan with interest at a fixed rate
                of 8.5%, due in 59 equal monthly
                installments ending August 25, 2004. Loan was
                collateralized by land, buildings and
                improvements.                                          232,142          283,698



               Commercial loan with interest at a fixed rate
                of 9.0%, due in 60 equal monthly
                installments ending August 1, 2004. Loan is
                collateralized by a vehicle.                            32,779           40,474
                                                                   -----------        ---------

                                                                     4,585,978        4,918,848
                Less current installments                              947,712          954,295
                                                                   -----------        ---------

               Long-term debt, excluding current
                installments                                       $ 3,638,266        3,964,553
                                                                   ===========        =========


               Aggregate principal maturities for the years subsequent to December 31, 2000 are as follows:

                               2001              $  947,712
                               2002               3,509,936
                               2003                  76,583
                               2004                  51,747
                                                 ----------
                                                 $4,585,978
                                                 ==========

               The Company's credit line loan is subject to compliance with financial covenants. As of December 31, 2000, the Company was not in compliance with all of the financial covenants. Accordingly, all of the related debt has been classified as a current installment of long-term debt in the accompanying balance sheet.

(5)      LEASES

               The Company leases certain production equipment under lease agreements classified as operating leases. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2000 is $90,843 in the year ended December 31, 2001. Rent expense for the years ended December 31, 2000 and 1999 was $124,913.

                               KNOX NURSERY, INC.

(6)      INCOME TAXES

               Income tax benefit for the years ended December 31, 2000 and 1999 consisted of the following:

                              CURRENT          DEFERRED         TOTAL
                             ----------        --------        -------

         2000:
              Federal        $       --       (273,460)       (273,460)
              State                  --        (26,540)        (26,540)
                             ----------       --------        --------

                             $       --       (300,000)       (300,000)
                             ==========       ========        ========

         1999:

              Federal        $       --        (62,400)        (62,400)
              State                  --         (2,353)         (2,353)
                             ----------        -------         -------

                             $       --        (64,753)        (64,753)
                             ==========        =======         =======

               Total income tax benefit for the years ended December 31, 2000 and 1999 differed from amounts computed by applying the U.S. federal income tax rate of 34% to net loss before income taxes as a result of the following:


                                                                              2000             1999
                                                                         ---------         --------

         Computed "expected" tax benefit                                 $(338,622)         (74,478)
         Increase (Reduction) in income taxes resulting from:
            State income tax benefit, net of federal income
               tax benefit                                                 (36,153)          (7,952)
            Non-deductible expenses                                          5,286            1,317
            General business credits                                        12,311          184,900
            Change in valuation allowance                                   80,000         (163,500)
            Other, net                                                     (22,822)          (5,040)
                                                                         ---------         --------
                                                                         $(300,000)         (64,753)
                                                                         =========         ========

                               KNOX NURSERY, INC.

(6)      INCOME TAXES, CONTINUED

               The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2000 and 1999 were as follows:

                                                                                 2000               1999
                                                                          -----------         ----------

         Deferred tax assets:
            General business credits                                      $    93,792            106,100
            Net operating loss carry forward                                1,284,839            834,434
            Allowance for bad debts                                            12,165              9,400
                                                                          -----------         ----------

                   Total gross deferred tax assets                          1,390,796            949,934
                   Less valuation allowance                                  (253,500)          (173,500)
                                                                          -----------         ----------
                   Net deferred tax assets                                  1,137,296            776,434

         Deferred tax liabilities:
            Inventory                                                         472,164            520,630
            Property, plant and equipment, principally due to
                differences in depreciation                                   665,132            555,804
                                                                          -----------         ----------

                   Total gross deferred tax liabilities                     1,137,296          1,076,434
                                                                          -----------         ----------

                   Net deferred tax liability                             $        --            300,000
                                                                          ===========         ==========


               At December 31, 2000 and 1999, the Company had net operating loss carry forwards of approximately $4,463,000 and $3,314,000, respectively, for the state of Florida and $3,238,000 and $2,089,000, respectively, for federal income tax purposes, which were available to offset future taxable income, if any, through 2020. The Company also had general business credit carry forwards for federal income tax purposes of approximately $94,000 which were available to reduce future federal income taxes, if any, through 2009.

(7)      PROFIT SHARING PLAN

               The Company has established a voluntary employee savings plan, 401(k), available to all employees who meet certain eligibility requirements. The plan provides for a matching contribution by the Company of the employee's contribution to the plan not to exceed certain specified limits. During the years ended December 31, 2000 and 1999, total Company contributions to the plan were $24,178 and $22,240, respectively.

                               KNOX NURSERY, INC.

                           SUPPLEMENTARY INFORMATION

                           DECEMBER 31, 2000 AND 1999


                                                 2000                 1999
                                              ----------            ---------

Advertising                                    $  22,724              179,979
Bad debt expense                                   6,000                3,184
Computer support                                 126,073               12,881
Consultant fees                                  544,941               12,934
Depreciation and amortization                    725,510              685,455
Employee benefits                                 37,311               36,738
Equipment lease                                  138,448              124,913
Gas and oil                                       26,904               30,344
Insurance                                        177,828              134,688
Legal and accounting                              63,474               37,457
Miscellaneous                                     19,920               12,593
Office supplies and postage                       30,880               19,725
Payroll taxes                                    180,383              162,373
Propane and natural gas                           23,677               22,899
Salaries and wages                               282,985              219,005
Taxes and licenses                                72,332               59,779
Telephone                                         71,712               55,766
Trash removal                                     18,367               20,223
Travel and entertainment                          28,093               19,622
Utilities                                         76,945               71,399
                                              ----------            ---------
                Total operating expenses      $2,674,507            1,921,957
                                              ==========            =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, the accountants for the Company which require reporting under Item 9.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of the date of this Form 10-KSB with respect to the directors and executive officers of the Company. A summary of the background and experience of these individuals is set forth after the table. The executive officers serve at the discretion of the Company's Board of Directors.

              Name            Age        Position with the Company
         --------------        --        ---------------------------

         Bruce R. Knox         35        President and Director
         James M. Knox         39        Vice President and Director
         M. Nadine Knox        66        Director


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


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to the compensation paid by the Company for the years 1999 and 2000, as well as proposed compensation for 2001.

Name and                               Annual Compensation
Principal                 -------------------------------------------
Position                  Year        Salary        Bonus       Other
--------                  ----        ------        -----       -----

Bruce R. Knox             2001        52,000          -0-          -0-
President, Director       2000        52,000          -0-          -0-
                          1999        52,000          -0-          -0-


James M. Knox, III        2001        23,400          -0-          -0-
VP, Director              2000        25,000          -0-          -0-
                          1999        25,000        1,000        1,694


M. Nadine Knox            2001        52,000          -0-          -0-
Secretary/Treasurer       2000        15,000          -0-          -0-
Director                  1999        44,712          -0-          -0-

Footnotes:

1. In 1996, the Company loaned James M. Knox, III $5,000, repayment of which has been forgiven. In 1997, 1998 and 1999, Mr. Knox received 1099's reflecting the forgiven debt and interest. James Knox borrowed $38,500 in 2000, the Company purchased a car from James Knox for $6000, applying the payment to his loan balance.

2. On September 1, 2000, M. Nadine Knox returned from retirement to the Company. Mrs. Knox remains on the Board of Directors.

3.  No other forms of compensation was received by the above principals.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following tables set forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2000 by (1) each person (or group of affiliated persons) who to the knowledge of the Company is the beneficial owner of five percent or more of the Company's outstanding Common Stock, (2) each Director and each named Executive Officer of the Company and (3) all Directors and Executive Officers of the Company as a group. Except as otherwise noted, the Company believes that the persons listed in this table have sole voting and investment power respecting all shares of Common Stock owned by them. The business address of each Director and Executive Officer listed below is the Company's corporate address, 4349 N. Hiawassee Road, Orlando, Florida, 32818.

Table 1. Security Ownership of Certain Beneficial Owners

                      Name and Address of        Amount and Nature     Percent
Title of Class        Beneficial Owner          of Beneficial Owner    of Class
--------------        -------------------       -------------------    --------

Common Stock          James M. Knox, Jr.              603,950             5.0%
                      (Former President)


Table 2. Security Ownership of Management

Common Stock          Bruce R. Knox                 2,310,616            19.2%
                      6613 Abeydon Ct.
                      Orlando, Florida 32818

Common Stock          James M. Knox, III            2,310,616            19.2%
                      4349 N. Hiawassee Rd.
                      Orlando, Florida 32818

Common Stock          M. Nadine Knox                2,310,618            19.2%
                      11056 Bayshore Drive
                      Windermere, Florida


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had the following transactions with related parties:

M. Nadine Knox (officer) loaned the Company $295,000 in 1999 and $352,000 in 2000 and was repaid $310,000 in 2000. The long term balance payable to M. Nadine Knox at 12/31/00 is $337,000. M. Nadine Knox loaned the Company $85,000 on 1/31/01.

Bruce R. Knox (officer) loaned the Company $100,000 in 2000. This loan was paid in full in 2000.

James M. Knox, III (officer) borrowed $1666.66 in 1999 and $38,500 in 2000. The 1999 loan was forgiven in 1999. In 2000 the Company purchased a car from James
M. Knox III, and applied the purchase price to interest and principle owed leaving a balance receivable of $33,943.05.

Dean Dowda (minority shareholder) loaned the Company $100,000 on 1/31/01. The Company is making monthly interest payments to Mr. Dowda at this time.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

No current reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2000.

                               KNOX NURSERY, INC.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KNOX NURSERY, INC.
                                          Registrant


Date: March 30, 2000                     /s/ BRUCE R. KNOX
                                         -------------------------------------
                                             Bruce R. Knox
                                             President
                                             (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report Is signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.

         Name                    Title                 Dates
------------------------         --------------        ----------------

/s/ Bruce R. Knox                President             March 30, 2001
------------------------         Director
    Bruce R. Knox

/s/ James M. Knox, III           Vice President        March 30, 2001
------------------------         Director
    James M. Knox, III

/s/ M. Nadine Knox               Director              March 30, 2001
------------------------
    M. Nadine Knox