Form 10QSB
period 2001-03-31
KNOX NURSERY INC /FL
filed 2001-05-15
CIK 1053389

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended March 31, 2001.

Commission file number 0-27805.

                               KNOX NURSERY, INC.

            (Exact name of registrant as specified in its charter.)

             Florida                                      59-1787808
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

4349 N. Hiawassee Road, Orlando, FL                         32818
(Address of principle executive offices)                  (Zip Code)

                                 (407) 293-3721
              (Registrant's telephone number, including area code)


Number of shares of common stock outstanding as of March 31, 2001 is 12,025,454.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]       NO [ ]



                                                                     (Continued)

                               KNOX NURSERY, INC.
                                      INDEX

                                                                     Page No.
                                                                     --------
PART I. Financial Information

      Item 1. Financial Statements
                Balance Sheets.......................................    3
                Statements of Operation..............................    4
                Statements of Cash Flows.............................    5
                Notes to Financial Statements........................    6

      Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operation.................   10

PART II. Other Information...........................................   11











                                                                     (Continued)

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               KNOX NURSERY, INC.

                                  BALANCE SHEET

                                 March 31, 2001

                                   (Unaudited)

                                                               2001
                                                            ----------
                                     ASSETS

Current assets:
      Cash and cash equivalents                             $   85,152
      Trade accounts receivable, net                         1,541,757
      Inventories                                            1,407,087
      Prepaid expenses                                           8,292
      Notes Receivable from Officer                             34,421
                                                            ----------
             Total current assets                            3,076,709

Investment in Cooperative Bank                                   7,645
Property, plant and equipment, net                           5,695,764
Deferred loan cost, net of accumulated amortization             27,518
       Deposits                                                  1,320
                                                            ----------
             Total assets                                   $8,808,956
                                                            ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current installments of long-term debt                $  924,441
      Accounts payable                                       1,623,803
      Accrued expenses                                          80,469
                                                            ----------
                Total current liabilities                    2,628,713

Long-term debt, excluding current installments               3,577,759
Due to stockholders                                            522,000
Deferred income taxes                                                0
                                                            ----------
             Total liabilities                               6,728,472

Stockholders' equity:
      Common stock                                              12,025
      Additional paid-in capital                             1,807,678
      Retained earnings                                        260,781
      Treasury stock
                                                            ----------
             Total stockholders' equity                      2,080,484
                                                            ----------
             Total liabilities and stockholders' equity     $8,808,956
                                                            ==========






See accompanying notes to financial statements.



                                                                     (Continued)

                               KNOX NURSERY, INC.

                            Statements of Operations

                For the three months ended March 31, 2001 & 2000

                                   (Unaudited)

                                                                 2001           2000
                                                             ------------   ------------
Sales                                                        $  2,356,191   $  2,205,721
Cost of sales                                                   1,436,502      1,359,789
                                                             ------------   ------------
                 Gross profit                                     919,689        845,932

Operating expenses                                                561,203        509,357
                                                             ------------   ------------
                 Income from operations                           358,486        336,575

Other income (expense):
      Interest expense                                           (100,450)       (95,636)
      Interest and dividend income                                    478            104
      Other, net                                                      966            300
                                                             ------------   ------------
                 Total other expense                              (99,006)       (95,232)
                                                             ------------   ------------
                 Net Income before income taxes                   259,480        241,343

Income tax benefit                                                     --        (84,470)
                                                             ------------   ------------
                 Net Income                                  $    259,480   $    156,873
                                                             ============   ============
                 Basic Income per common share               $      0.022   $      0.013
                                                             ============   ============
                 Weighted average common shares outstanding    12,025,454     11,996,820
                                                             ============   ============



See accompanying notes to financial statements.




                                                                     (Continued)

                               KNOX NURSERY, INC.

                             Statements of Cash Flow
                For the three months ended March 31, 2001 & 2000
                                   (Unaudited)

                                                                                  2001        2000
                                                                                ---------   ---------
Cash flows from operating activities:
     Net Income                                                                 $ 259,480   $ 156,873

     Adjustments to reconcile net loss to cash (used in) provided by operating activities:
            Depreciation and amortization                                         178,168     181,284

            Cash provided by (used for) changes in:
                Trade accounts receivable                                        (883,083)   (932,276)
                Inventories                                                      (151,332)    (74,987)
                Prepaid expenses                                                   12,677      (8,178)
                Accounts payable                                                  500,406     615,664
                Accrued expenses                                                       74     145,886
                                                                                ---------   ---------
                Net cash (used in) provided by operating activities               (83,610)     84,266
                                                                                ---------   ---------
Cash flows from investing activities:
     Purchase of property, plant and equipment                                     (4,372)   (175,011)
     Investment in cooperative bank
                                                                                       --       2,833
     Issuance of note receivable to officer                                          (478)         --
                                                                                ---------   ---------
                Net cash used in investing activities                              (4,850)   (172,178)
                                                                                ---------   ---------
Cash flows from financing activities:
     Repayment of long-term debt                                                $ (60,507)  $ (86,563)
     Repayment of short-term debt                                                 (23,271)         --
     Proceeds from short-term borrowings                                               --      69,756
     Net increase in due to stockholders                                          185,000      50,000
     Proceeds from the sale of treasury stock                                          --      37,500
                                                                                ---------   ---------
                Net cash provided by financing activities                         101,222      70,693
                                                                                ---------   ---------
                Net (decrease) increase in cash and cash equivalents               12,762     (17,219)

Cash and cash equivalents at beginning of year                                     72,390     173,279
                                                                                ---------   ---------
Cash and cash equivalents at end of year                                        $  85,152   $ 156,060
                                                                                =========   =========


See accompanying notes to financial statements



                                                                     (Continued)

                               KNOX NURSERY, INC.

                          Notes to Financial Statements
                             March 31, 2001 and 2000

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

(E)      PROPERTY, PLANT, AND EQUIPMENT

         Property and equipment are stated at cost. Assets are depreciated using the straight-line and accelerated methods over the estimated useful lives of the assets. The estimated useful lives of each class of depreciable asset is as follows:

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

(I)      BASIC INCOME PER COMMON SHARE

         Basic income per share amounts are based on the weighted average number of common and common stock equivalents issued and outstanding during each year.

(J)      COMMON STOCK

         Common stock transactions for other than cash have been valued based on quoted market prices. The Company records shares as outstanding at the time the Company becomes contractually obligated to issue shares.

(K)      IMPAIRMENT

         The Company periodically reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the estimated undiscounted future cash



                                                                     (Continued)
         flows from the assets are less than the carrying value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

(L)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they are receivable or payable on demand. The fair value of the Company's long-term debt, including amount due to stockholders, is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Fair value of these financial instruments also approximates their carrying values due to their short-term maturities and to their proximity to current market rates.

(2)      INVENTORIES

         Inventories at March 31, 2001 consisted of:

                                                                      2001
                                                                  ------------
               Work in process                                    $  1,247,929
               Materials and supplies                                  159,158
                                                                  ------------
               Total inventory                                    $  1,407,087
                                                                  ============

(3)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at March 31, 2001 consisted of the following:

                                                                       2001
                                                                  ------------
         Land                                                      $   272,169
         Buildings and improvements                                  7,472,824
         Machinery and equipment                                     1,689,211
         Automotive equipment                                          315,330
         Office furniture and equipment                                338,022
         Construction in process                                            --
                                                                  ------------
                                                                    10,087,556
           Less accumulated depreciation                            (4,391,792)
                                                                  ------------
                    Property, plant and equipment, net            $  5,695,764
                                                                  ============



                                                                     (Continued)

         Depreciation expense amounted to $178,168 for the period ended March 31, 2001. Management has reviewed long-lived assets for impairment and determined that the carrying value of the assets is recoverable.

(4)      LONG-TERM DEBT

         Long-term debt consisted of the following at March 31, 2001:

                                                                                    2001
                                                                                  ----------
         NationsBank:
           Construction loan ($4,500,000 limit) with interest fixed at 7.5%, principal and interest due in level monthly payments based on a
            15-year amortization with a final balloon payment of all unpaid principal and accrued interest on May 8, 2002. Loan is
            collateralized by land, buildings and improvements.                   $3,652,926

           Credit line loan ($600,000 limit) with interest equal to the prime rate plus 1%. Line of credit renews annually with similar terms and
            rates. Loan is collateralized by land, buildings and improvements.       600,000

           Commercial loan with interest at a fixed rate of 8.5%, due in 59 equal monthly installments ending August 25, 2004. Loan is
            collateralized by land, buildings and improvements.                      218,467

           Commercial loan with interest at a fixed rate of 9.0%, due in 60 equal monthly installments ending August 1, 2004. Loan is
            collateralized by a vehicle.                                              30,807
                                                                                  ----------
                                                                                   4,502,200
               Less current installments                                             924,441
                                                                                  ----------
           Long-term debt, excluding current installments                         $3,577,759
                                                                                  ==========


         Aggregate principal maturities for the years subsequent to March 31, 2000 are as follows:


         2001                                                                     $  863,934
         2002                                                                      3,509,936
         2003                                                                         76,583
         2004                                                                         51,747
                                                                                  ----------
                                                                                  $4,502,200
                                                                                  ==========

         The Company's credit line loan is subject to compliance with financial covenants. As of March 31, 2001, the Company was not in compliance with all of the financial



                                                                     (Continued)
         covenants. Accordingly, all of the related debt has been classified as a current installment of long-term debt in the accompanying balance sheet.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE

For the three months ended March 31, 2001, revenue was $2,356,191, an increase of $105,470, or 6.8% from the $2,205,721 posted for the quarter ended March 31, 2000. Plug Division revenue amounted to $2,051,254, an increase of $300,990, or 17%, over the $1,750,264 achieved in 2000. Finished Products sales decreased $150,520 to $304,937 for the first quarter of 2001, as compared to $455,457 during 2000.

COSTS AND EXPENSES

For the three months ended March 31, 2001, cost of sales was $1,436,502, an increase of $76,713, or 5.6% from the $1,359,789 posted for the quarter ended March 31, 2000. Gross profit margin rose to 39% for the first three months of 2001, compared to 38% for the same period in 2000. The increase is attributed primarily to the Finished Products Division, with a 39% gross margin for the first three months of 2001, compared to 23% in 2000. Operating expenses for the first three months of 2001 amounted to $561,203, a increase of $51,846, or 10% from the $509,357 recorded in the first quarter of 2000. Within operating expenses, propane and natural gas costs experienced the largest change, from $10,621 in 2000 to $41,514 in 2001, an $30,893 (291%) increase. Salaries and wages increased $27,361 (+39.3%) from $69,655 to $97,016. Insurance increased $18,791 (+31.8%) from $60,454 to $79,425. Interest expense rose from $95,636 during the first three months of 2000 to $100,450 in 2001, an increase of $4,814 (+5%). The increase is attributed to higher outstanding shareholder notes payable balances.

The Company recorded net income in the quarter ended March 31, 2001 of $259,480 compared to net income of $156,873 at March 31,2000, an improvement of $102,607. Non-cash charges for depreciation and amortization were $178,168 for the three months ended March 31, 2001, and $181,284 for the same period in 2000.



                                                                     (Continued)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had a working capital surplus of $447,996. The increase in working capital was substantially due to larger quarter-end receivable balances and slightly lower payable balance. The Company believes future working capital and capital expenditure requirements can be met from cash provided from operating activities, existing cash balances, and borrowings available from management.

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

                           PART II. OTHER INFORMATION

Item 1.   Not applicable.

Item 2.   Not applicable.

Item 3.   Not applicable.

Item 4.   Not applicable.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
         (a)      Not applicable.
         (b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.













                                                                     (Continued)

                               KNOX NURSERY, INC.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KNOX NURSERY, INC.
                                    Registrant

Date: May 11, 2001                  /s/   BRUCE R. KNOX
                                    --------------------------------------------
                                    Bruce R. Knox
                                    President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report Is signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.

            Name                       Title                 Dates
            ----                       -----                 -----

/s/ Bruce R. Knox                   President            May 11, 2001
--------------------------------    Director
    Bruce R. Knox

/s/ James M. Knox, III              Vice President       May 11, 2001
--------------------------------    Director
    James M. Knox, III

/s/ M. Nadine Knox                  Director             May 11, 2001
--------------------------------
    M. Nadine Knox