Form 10QSB
period 2001-06-30
KNOX NURSERY INC /FL
filed 2001-08-14
CIK 1053389

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended June 30, 2001.

Commission file number 0-27805.
                       -------

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

Number of shares of common stock outstanding as of June 30, 2001 is 12,025,454.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]       NO [ ]


                                                                     (Continued)

                               KNOX NURSERY, INC.
                                      INDEX

                                                                                 Page No.
                                                                                 --------
PART I.  Financial Information

      Item 1. Financial Statements
                       Balance Sheets....................................         3
                       Statements of Operation...........................         4
                       Statements of Cash Flows..........................         6
                       Notes to Financial Statements.....................         8

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operation.........................        12

PART II. Other Information...............................................        13


                                       2                             (Continued)

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                               KNOX NURSERY, INC.

                                  BALANCE SHEET

                                  June 30, 2001

                                                                         2001
                             ASSETS                                   UNAUDITED
                                                                      ----------
Current assets:

      Cash and cash equivalents                                       $  712,378
      Trade accounts receivable, net                                     633,550
      Inventories                                                        562,793
      Prepaid expenses                                                    48,185
      Notes receivable from officer                                       34,739
                                                                      ----------

             Total current assets                                      1,991,645

Investment in Cooperative Bank                                             7,645
Property, plant and equipment, net                                     5,461,676
Deferred loan cost, net                                                   21,734
Deposits                                                                   1,320
                                                                      ----------

                     Total assets                                     $7,484,020
                                                                      ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current installments of long-term debt                          $  922,150
      Accounts payable                                                   614,365
      Accrued expenses                                                   126,300
                                                                      ----------
                Total current liabilities                              1,662,815

Long-term debt, excluding current installments                         3,501,751
Due to stockholders                                                      422,000
Deferred income taxes                                                          0
                                                                      ----------

             Total liabilities                                         5,586,566

Stockholders' equity:
      Common stock                                                        12,025
      Additional paid-in capital                                       1,807,678
      Retained earnings                                                   77,751
                                                                      ----------

             Total stockholders' equity                                1,897,454
                                                                      ----------

             Total liabilities and stockholders' equity               $7,484,020
                                                                      ==========

See accompanying notes to financial statements.


                                       3                             (Continued)

                               KNOX NURSERY, INC.

                            Statements of Operations

                  For the six months ended June 30, 2001 & 2000

                                                                       UNAUDITED         UNAUDITED
                                                                          2001              2000
                                                                      ------------      ------------
Sales                                                                 $  4,284,659      $  4,655,800
Cost of sales                                                            2,984,429         3,014,043
                                                                      ------------      ------------

                 Gross profit                                            1,300,230         1,641,757

Operating expenses                                                       1,028,665           992,775
                                                                      ------------      ------------

                 Income from operations                                    271,565           648,982

Other income (expense):
      Interest expense                                                    (194,624)         (188,379)
      Interest and dividend income                                             796               208
      Other, net                                                            (1,287)           (1,828)
                                                                      ------------      ------------

                 Total other expense                                      (195,115)         (189,999)
                                                                      ------------      ------------

                 Net income before income taxes                             76,450           458,983

Income tax expense                                                              --           160,644
                                                                      ------------      ------------

                 Net income                                           $     76,450      $    298,339
                                                                      ============      ============

                 Basic income per common share                        $    0.00636      $      .0248
                                                                      ============      ============

                 Weighted average common shares outstanding             12,025,454        12,025,454
                                                                      ============      ============

See accompanying notes to financial statements.


                                       4                             (Continued)

                               KNOX NURSERY, INC.

                            Statements of Operations

                 For the three months ended June 30, 2001 & 2000

                                                                  UNAUDITED          UNAUDITED
                                                                     2001               2000
                                                                -------------------------------
Sales                                                             1,928,468           2,450,079
Cost of sales                                                     1,547,927           1,654,254
                                                                -------------------------------

           Gross profit                                             380,541             795,825

Operating expenses                                                  467,462             483,418
                                                                -------------------------------

           Income (loss) from operations                            (86,921)            312,407

Other expense                                                       (96,109)            (94,767)
                                                                -------------------------------

           Income before income taxes                              (183,030)            217,640

Income tax expense
                                                                         --              76,174
                                                                -------------------------------

           Net (loss) income                                    $  (183,030)        $   141,466
                                                                ===============================

           Basic (loss) income per common share                 $    (0.015)        $      .012
                                                                ===============================

           Weighted average common shares outstanding            12,025,454          12,025,454
                                                                ===============================

See accompanying notes to Financial Statements.


                                       5                             (Continued)

                               KNOX NURSERY, INC.

                             Statements of Cash Flow
                  For the six months ended June 30, 2001 & 2000
                                    Unaudited

                                                                                       UNAUDITED          UNAUDITED
                                                                                          2001               2000
                                                                                       ---------          ---------
Cash flows from operating activities:

   Net Income                                                                          $  76,450          $ 298,339

     Adjustments to reconcile net loss to cash provided by operating activities:

               Depreciation and amortization                                             356,335            362,568

               Cash provided by (used for) changes in:
                      Trade accounts receivable                                           90,651           (825,577)

                      Inventories                                                        692,962            472,488

                      Prepaid expenses                                                   (27,216)            (3,759)

                      Note receivable                                                                       (38,500)

                      Accounts payable                                                  (509,032)            73,549

                      Accrued expenses                                                    45,905            232,670
                                                                                       ---------          ---------

                      Net cash provided by operating activities                          726,055            571,778

Cash flows from investing activities:

    Purchase of property, plant and equipment                                             (8,194)          (262,000)

    Investment in cooperative bank                                                            --              2,833

    Issuance of note receivable to officer                                                  (796)                --
                                                                                       ---------          ---------

                      Net cash provided by (used in) investing activities                 (8,990)           (259,167)

Cash flows from financing activities:

    Repayment of long-term debt                                                         (162,077)          (468,499)

    Treasury stock issued                                                                     --             69,756

    Net increase in due to stockholders                                                   85,000            242,000

    Proceeds from the sale of treasury stock                                                  --             37,500
                                                                                       ---------          ---------

                      Net cash provided by financing activities                          (77,077)          (119,243)
                                                                                       ---------          ---------
                      Net increase in cash and cash equivalents                          639,988            193,368

Cash and cash equivalents at beginning of year                                            72,390            173,279
                                                                                       ---------          ---------

Cash and cash equivalents at end of year                                               $ 712,378          $ 366,647
                                                                                       =========          =========


                                       6                             (Continued)

                               Knox Nursery, Inc.

                             Statement of Cash Flow
                    For the three months ended June 30, 2001

                                                                                               UNAUDITED           UNAUDITED
                                                                                                  2001                2000
                                                                                              -----------          -----------
Cash flows from operating activities:
     Net Income                                                                                  (183,030)             141,466

       Adjustments to reconcile net loss to cash provided by operating activities:
              Depreciation and amortization                                                       178,167              181,284

              Cash provided by (used for) changes in:
                         Trade accounts receivable                                                973,734              106,699
                         Inventories                                                              844,294              547,475
                         Prepaid expenses                                                         (39,893)               4,419
                         Note receivable                                                                               (38,500)
                         Accounts payable                                                      (1,009,438)            (542,115)
                         Accrued expenses                                                          45,831               86,784
                                                                                              -----------          -----------

                         Net cash provided by operating activities                                809,665              487,512
                                                                                              -----------          -----------

Cash flows from investing activities:
       Purchase of property, plant and equipment                                                   (3,822)             (86,989)
       Issuance of note receivable to officer                                                        (318)                  --
                                                                                              -----------          -----------

                         Net cash provided by (used in) investing activities                       (4140)              (86,989)
                                                                                              -----------          -----------

Cash flows from financing activities:
       Repayment of long-term debt                                                                (78,299)            (381,936)
       Net increase in due to stockholders                                                       (100,000)             192,000
                                                                                              -----------          -----------
                         Net cash used in financing activities                                   (178,299)            (189,936)
                                                                                              -----------          -----------

                         Net increase in cash and cash equivalents                                627,226              210,587

Cash and cash equivalents at beginning of year                                                     85,152              156,060
                                                                                              -----------          -----------

Cash and cash equivalents at end of year                                                          712,378              366,647
                                                                                              ===========          ===========


                                        7                            (Continued)

                               KNOX NURSERY, INC.

                          Notes to Financial Statements
                             June 30, 2001 and 2000


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


                                       8                             (Continued)

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

(H)      USE OF ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and


                                       9                             (Continued)
                  disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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


                                       10                            (Continued)

(2)      INVENTORIES

                  Inventories at June 30, 2001 consisted of:

                                                                           2001
                                                                         ---------
                           Work in process                               $ 403,635
                           Materials and supplies                          159,158
                                                                         ---------
                           Total inventory                               $ 562,793
                                                                         =========

(3)      PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment at June 30, 2001 consisted of the following:

                                                                           2001
                                                                       -----------
          Land                                                         $   272,169
          Buildings and improvements                                     7,472,824
          Machinery and equipment                                        1,616,091
          Automotive equipment                                             315,330
          Office furniture and equipment                                   338,516
          Construction in process                                               --
                                                                       -----------
                                                                        10,014,930
               Less accumulated depreciation                            (4,553,254)
                                                                       -----------

                     Property, plant and equipment, net                $ 5,461,676
                                                                       ===========

                  Depreciation expense amounted to $350,551 for the period ended June 30, 2001. Management has reviewed long-lived assets for impairment and determined that the carrying value of the assets is recoverable.

(4)      LONG-TERM DEBT

                  Long-term debt consisted of the following at June 30, 2001:

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
                  Loan is collateralized by land, buildings and improvements.      $3,590,516

                Credit line loan ($600,000 limit) with interest equal to the prime rate plus 1%. Line of credit renews annually with
                  similar terms and rates. Loan is collateralized by land,
                  buildings and improvements.                                         600,000

                Commercial loan with interest at a fixed rate of 8.5%, due in
                  59 equal monthly installments ending August 25, 2004. Loan is
                  collateralized by land, buildings and improvements.                 204,596

                Commercial loan with interest at a fixed rate of 9.0%, due in
                  60 equal monthly installments ending August 1, 2004. Loan is
                  collateralized by a vehicle.                                         28,789
                                                                                   ----------

                                                                                    4,423,901

                     Less current installments                                        922,150
                                                                                   ----------
                Long-term debt, excluding current installments                     $3,501,751
                                                                                   ==========


                                       11                            (Continued)

         Aggregate principal maturities for the years subsequent to June 30, 2000 are as follows:

                  2001                       $  785,635
                  2002                        3,509,936
                  2003                           76,583
                  2004                           51,747
                                             ----------
                                             $4,423,901
                                             ==========

       The Company's credit line loan is subject to compliance with financial covenants. As of June 30, 2001, the Company was not in compliance with all of the financial covenants. Accordingly, all of the related debt has been classified as a current installment of long-term debt in the accompanying balance sheet.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

REVENUE

For the six months ended June 30, 2001, revenue was $4,284,659, a decrease of $371,141, or 7.8% from the $4,655,800 posted for the six months ended June 30, 2000. Plug Division revenue amounted to $3,510,029, a decrease of $32,712, or
 .1%, from the $3,542,741 achieved in 2000. Finished Products sales decreased $338,430, or 30%, to $774,629 for the six months ended June 30, 2001, as compared to $1,113,059 for the six months ended June 30, 2000.

COSTS AND EXPENSES

For the six months ended June 30, 2001, cost of sales was $2,984,429, a decrease of $29,614, or 1% from the $3,014,043 posted for June 30, 2000. Gross profit margin fell to 30% for the first six months of 2001, compared to 35%


                                       12                            (Continued)
for the same period in 2000. The decrease is attributed primarily to the Plug Division, with a 27% gross margin for the first six months of 2001, compared to 39% in 2000. Operating expenses for the first six months of 2001 amounted to $1,028,665, an increase of $35,890, or 3.6% from the $992,775 recorded in the second quarter of 2000. Within operating expenses, propane and natural gas costs experienced a large change, from $16,971 in 2000 to $42,553 in 2001, a $25,583 (151%) increase. Salaries and wages increased $53,839 (41%) from $131,358 to $185,196. Legal and accounting increased $12,684 (64%) from $19,823 to $32,507.
Interest expense rose from $188,379 during the first six months of 2000 to $194,624 in 2001, an increase of $6,245 (3%). The increase is attributed to higher outstanding shareholder notes payable balances.

The Company recorded net income as of June 30, 2001 of $76,450 compared to net income of $298,339 at June 30, 2000, a decrease of $221,889. Non-cash charges for depreciation and amortization were $356,335 for the six months ended June 30, 2001, and $362,568 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company had working capital of $328,830. The $119,166 decrease in working capital was substantially due to repayment of a shareholder loan in the second quarter. The Company believes future working capital and capital expenditure requirements can be met from cash provided from operating activities, existing cash balances, and borrowings available from management.

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


                                       13                            (Continued)

Item 4.   Not applicable.

Item 5.   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

                  (a) Not applicable.

                  (b) No reports on Form 8-K were filed during the quarter ended
                      June 30, 2001.



                               KNOX NURSERY, INC.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KNOX NURSERY, INC.
                                        Registrant



Date: August 14, 2001

                                        /s/ BRUCE R. KNOX
                                        -----------------------------

                                        Bruce R. Knox
                                        President
                                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report Is signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.


                                       14                            (Continued)

          Name                   Title                   Dates
          ----                   -----                   -----
/s/  Bruce R. Knox             President              August 14, 2001
                               Director
     --------------------
     Bruce R. Knox



/s/  James M. Knox, III        Vice President         August 14, 2001
                               Director
     --------------------
     James M. Knox, III



/s/  M. Nadine Knox            Director               August 14, 2001

     --------------------
     M. Nadine Knox