Form 10QSB
period 2001-09-30
KNOX NURSERY INC /FL
filed 2001-11-14
CIK 1053389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended September 30, 2001.

Commission file number 0-27805.

KNOX NURSERY, INC.

(Exact name of registrant as specified in its charter.)

Florida	59-1787808

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4349 N. Hiawassee Road, Orlando, FL	32818

(Address of principle executive offices)	(Zip Code)

(407) 293-3721
(Registrant’s telephone number, including area code)

Number of shares of common stock outstanding as of September 30, 2001 is 12,025,454.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES    NO

KNOX NURSERY, INC.
INDEX

Page No.

PART I. Financial Information

Item 1. Financial Statements

Balance Sheets

Statements of Operation

Statements of Cash Flows

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

PART II. Other Information

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KNOX NURSERY, INC.

BALANCE SHEET

September 30, 2001

2001
Unaudited

Assets

Current assets:

Cash and cash equivalents	$334,675

Trade accounts receivable, net	528,519

Inventories	975,971

Prepaid expenses	32,022

Notes receivable from officer	35,376

Total current assets	1,906,563

Investment in Cooperative Bank	7,645

Property, plant and equipment, net	5,310,691

Deferred loan cost, net	15,950

Deposits	1,320

Total assets	$7,242,169

Liabilities and Stockholders’ Equity

Current liabilities:

Current installments of long-term debt	$881,762

Accounts payable	660,492

Accrued expenses	68,545

Total current liabilities	1,610,799

Long-term debt, excluding current installments	3,464,647

Due to stockholders	422,000

Deferred income taxes	0

Total liabilities	5,497,446

Stockholders’ equity:

Common stock	12,025

Additional paid-in capital	1,807,678

Retained earnings	(74,980)

Total stockholders’ equity	1,744,723

Total liabilities and stockholders’ equity	$7,242,169

See accompanying notes to financial statements.

KNOX NURSERY, INC.

Statements of Operations

For the nine months ended September 30, 2001 & 2000

	Unaudited	Unaudited
	2001	2000

Sales	$5,069,161	$5,404,357

Cost of sales	3,388,033	3,397,432

Gross profit	1,681,128	2,006,925

Operating expenses	1,466,877	1,451,863

Income from operations	214,251	555,062

Other income (expense):

Interest expense	(297,687)	(300,098)

Interest and dividend income	5,836	1,082

Other, net	1,319	(15,805)

Total other expense	(290,532)	(314,821)

Net (loss) income before income taxes	(76,281)	240,241

Income tax expense	—	(84,084)

Net (loss) income	$(76,281)	$156,157

Basic (loss) income per common share	$(0.006)	$.0013

Weighted average common shares outstanding	12,025,454	11,605,000

See accompanying notes to financial statements.

(Continued)

KNOX NURSERY, INC.

Statements of Operations

For the three months ended September 30, 2001 & 2000

	Unaudited	Unaudited
	2001	2000

Sales	784,503	748,557

Cost of sales	403,605	383,389

Gross profit	380,898	365,168

Operating expenses	438,212	459,088

Income (loss) from operations	(57,314)	(93,920)

Other expense	(95,417)	(124,822)

Net loss before income taxes	(152,731)	(218,742)

Income tax expense	—	76,560

Net loss	$(152,731)	$(142,182)

Basic loss per common share	$(0.013)	$(.012)

Weighted average common shares outstanding	12,025,454	11,605,000

See accompanying notes to Financial Statements.

KNOX NURSERY, INC.

Statements of Cash Flow

For the nine months ended September 30, 2001 & 2000
Unaudited

	Unaudited	Unaudited
	2001	2000

Cash flows from operating activities:

Net Income	$(76,281)	$156,157

Adjustments to reconcile net loss to cash provided by operating activities:

Depreciation and amortization	534,502	543,852

Cash provided by (used for) changes in:

Trade accounts receivable	195,682	(230,949)

Inventories	279,784	202,228

Prepaid expenses	(11,053)	(132,751)

Accounts payable	(462,905)	(397,796)

Accrued expenses	(11,850)	228,950

Net cash provided by operating activities	447,879	369,691

Cash flows from investing activities:

Purchase of property, plant and equipment	(29,592)	(307,328)

Investment in cooperative bank	—	2,833

Issuance of note receivable to officer	(1,433)	(38,500)

Net cash used in investing activities	(31,025)	(342,995)

Cash flows from financing activities:

Repayment of long-term debt	(239,569)	(249,231)

Net increase in due to stockholders	85,000	(58,000)

Proceeds from the sale of treasury stock	—	107,256

Net cash used in financing activities	(154,569)	(199,975)

Net increase in cash and cash equivalents	262,285	(173,279)

Cash and cash equivalents at beginning of year	72,390	173,279

Cash and cash equivalents at end of year	$334,675	$0

Knox Nursery, Inc.

Statement of Cash Flow
For the three months ended September 30, 2001

	Unaudited	Unaudited
	2001	2000

Cash flows from operating activities:

Net Income	(152,731)	(142,182)

Adjustments to reconcile net loss to cash provided by operating activities:

Depreciation and amortization	178,167	181,284

Cash provided by (used for) changes in:

Trade accounts receivable	105,031	594,628

Inventories	(413,178)	(270,260)

Prepaid expenses	16,163	(128,992)

Accounts payable	46,127	(471,345)

Accrued expenses	(57,755)	(3,720)

Net cash used in operating activities	(278,176)	(240,587)

Cash flows from investing activities:

Purchase of property, plant and equipment	(21,398)	(45,328)

Issuance of note receivable to officer	(637)	—

Net cash used in investing activities	(22,035)	(45,328)

Cash flows from financing activities:

Repayment of long-term debt	(77,492)	(149,512)

Net increase in due to stockholders		300,000

Net cash used in financing activities	(77,492)	(80,732)

Net increase in cash and cash equivalents	(377,703)	(366,647)

Cash and cash equivalents at beginning of quarter	712,378	366,647

Cash and cash equivalents at end of quarter	334,675	0

KNOX NURSERY, INC.

Notes to Financial Statements

September 30, 2001 and 2000

(1) Summary of Significant Accounting Policies

(a) Description of Business

Knox Nursery, Inc. (the “Company”) is located in Central Florida and has two operating divisions: 1) the Finished Product Division, with sales of 4 inch annuals to wholesalers, landscapers and large final-use customers located primarily in Central Florida, and 2) the Plug Division, with sales of seedling annuals (plugs) to brokers and other nurseries located throughout the United States.

(b) Cash Equivalents

Cash equivalents represent short-term, highly liquid commercial paper readily convertible to cash and with an original maturity of three months or less.

(c) Inventories

Inventories of plants, seeds and supplies are stated at the lower of cost (first-in, first-out) or market.

(d) Investment in Cooperative Bank

Investment in cooperative bank is carried at cost increased for the amount of patronage refund certificates and patrons’ equity allocated, less distribution received.

(e) Property, Plant, and Equipment

Property and equipment are stated at cost. Assets are depreciated using the straight-line and accelerated methods over the estimated useful lives of the assets. The estimated useful lives of each class of depreciable asset is as follows:

Estimated
useful lives

Building and improvements	5 – 40 years

Machinery and equipment	5 – 10 years

Automotive equipment	5 – 10 years

Office furniture and equipment	5 – 10 years

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

(Continued)

indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the estimated undiscounted future cash flows from the assets are less than the carrying value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

(l) Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they are receivable or payable on demand. The fair value of the Company’s long-term debt, including amount due to stockholders, is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Fair value of these financial instruments also approximates their carrying values due to their short-term maturities and to their proximity to current market rates.

(2) Inventories

     Inventories at September 30, 2001 consisted of:

2001

Work in process	$816,813

Materials and supplies	159,158

Total inventory	$975,971

(3) Property, Plant and Equipment

     Property, plant and equipment at September 30, 2001 consisted of the following:

2001

Land	$272,169

Buildings and improvements	7,472,824

Machinery and equipment	1,633,689

Automotive equipment	315,330

Office furniture and equipment	342,315

Construction in process	—

10,036,327

Less accumulated depreciation	(4,725,636)

Property, plant and equipment, net	$5,310,691

Depreciation expense amounted to $534,502 for the nine months ended September 30, 2001. Management has reviewed long-lived assets for impairment and determined that the carrying value of the assets is recoverable.

(4) Long-term Debt

Long-term debt consisted of the following at September 30, 2001:

2001

NationsBank:

Construction loan ($4,500,000 limit) with interest fixed at 7.5%, principal and interest due in level monthly payments based on a 15-year amortization with a final balloon payment of all unpaid principal and accrued interest on May 8, 2002. Loan is collateralized by land, buildings and improvements, and is expected to be refinanced by Dec 31, 2001.	$3,529,262

Credit line loan ($600,000 limit) with interest equal to the prime rate plus 1%. Line of credit renews annually with similar terms and rates. Loan is collateralized by land, buildings and improvements	600,000

Commercial loan with interest at a fixed rate of 8.5%, due in 59 equal monthly installments ending August 25, 2004. Loan is collateralized by land, buildings and improvements	190,421

Commercial loan with interest at a fixed rate of 9.0%, due in 60 equal monthly installments ending August 1, 2004. Loan is collateralized by a vehicle	26,726

Less current installments	4,346,409 881,762

Long-term debt, excluding current installments	$3,464,647

Aggregate principal maturities for the years subsequent to September 30, 2000 are as follows:

2001	$666,622

2002	3,542,235

2003	76,541

2004	61,011

$4,346,409

The Company’s credit line loan is subject to compliance with financial covenants. As of September 30, 2001, the Company was not in compliance with all of the financial covenants. Accordingly, all of the related debt has been classified as a current installment of long-term debt in the accompanying balance sheet.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE

For the nine months ended September 30, 2001, revenue was $5,069,161, a decrease of $335,196, or 6.2% from the $5,404,357 posted for the nine months ended September 30, 2000. Plug Division revenue amounted to $4,024,615, an increase of $12,871, or .3%, from the $4,011,744 achieved in 2000. Finished Products Division sales decreased $348,067, or 25%, to $1,044,546, as compared to $1,392,613 achieved in 2000.

COSTS AND EXPENSES

For the nine months ended September 30, 2001, cost of sales was $3,388,033, an decrease of $9,399, or .3% from the $3,397,432 posted for September 30, 2000. Gross profit margin fell to 33% for the first nine months of 2001, compared to 37% for the same period in 2000. The decrease is attributed primarily to the Plug Division, with a 35% gross margin for the first nine months of 2001, compared to 39% in 2000. After nine months operating expenses for 2001 amounted to $1,466,877, an increase of $15,014, or 1% from the $1,451,863 recorded in 2000. Within operating expenses, propane and natural gas costs experienced a large change, from $17,495 in 2000 to $42,659 in 2001, a $25,164 (144%) increase. Salaries and wages increased $3,351 (1%) from $255,146 to $258,497. Legal and accounting increased $9,016 (35%) from $25,627 to $34,643. Interest expense fell from $300,098 in 2000 to $297,687 in 2001, a decrease of $2,411 (.8%). Insurance expense is 28% higher at $168,785 compared to last year’s $131,541.

The Company recorded a net loss as of September 30, 2001 of $76,281 compared to net income of $156,157 at September 30, 2000, a decrease of $232,438. Non-cash charges for depreciation and amortization were $534,502 per SOCF year to date September 30, 2001, and $543,852 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had working capital of $295,764. The $25,202 (8%) decrease in working capital was primarily due to reduction of cash reserves associated with the 3rd quarter decline in sales, which is typical for this time of year. The Company believes future working capital and capital expenditure requirements can be met from cash provided from operating activities, existing cash balances, and borrowings available from management.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR

In addition to statements of historical fact, this quarterly report contains forward-looking statements which are inherently subject to change, based on known and unknown risks, including but not limited to changes in the market and industry. Please refer to documents filed with the Securities and Exchange Commission for additional information on factors that could materially affect the Company’s financial results.

PART II. OTHER INFORMATION

Item 1. Not applicable.

Item 2. Not applicable.

Item 3. Not applicable.

Item 4. Not applicable.

Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Not applicable.

(b)	No reports on Form 8-K were filed during the quarter ended September 30, 2001.

KNOX NURSERY, INC.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOX NURSERY, INC.

Registrant

Date: November 14, 2001	/s/ BRUCE R. KNOX

Bruce R. Knox

President

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report Is signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.

Name		Title	Dates

/s/	Bruce R. Knox	President	November 14, 2001

Director

Bruce R. Knox

/s/	James M. Knox, III	Vice President	November 14, 2001

Director

James M. Knox, III

/s/	M. Nadine Knox	Director	November 14, 2001

M. Nadine Knox