Form 10KSB
period 2001-12-31
KNOX NURSERY INC /FL
filed 2002-04-15
CIK 1053389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2001.

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

Based upon the $0.11 per share closing price of the registrant’s Common Stock as of March 15, 2002, the aggregate value of the shares of Common Stock held by nonaffiliates as of such date was $ 493,862.

Number of shares of common stock outstanding as of March 15, 2002 is 12,025,454.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

State issuer’s revenues for its most recent year — $6,379,143

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

This Annual Report on Form 10-KSB contains forward-looking statements that are not statements of historical fact. Forward-looking statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from such statements. These forward-looking statements are based on the Company’s expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic and foreign laws, regulations and taxes; risks associated with future profitability; and other factors discussed elsewhere in this report.

ITEM I. DESCRIPTION OF BUSINESS

THE COMPANY

Knox Nursery, Inc. (the Company) is a Florida corporation since 1962, having its offices in Orlando, Florida. The Company is a wholesale plant nursery specializing in sales of seedling annuals (plugs) to brokers and other nurseries located throughout the United States and Canada; and sales of potted annuals to wholesalers, landscapers and large final-use customers located primarily in Central Florida.

Plug sales, which accounts for 74% of the Company’s sales, involves sowing millions of seeds annually, then precisely growing the seedlings for 4 to 10 weeks until the “pre-finished” plants are shipped to commercial growers throughout the country. These growers will transplant the plugs into larger pots and containers for resale to their customers.

Potted annuals are transplanted from pre-finished plugs into the appropriate containers, then carefully grown to a mature ready-to-sell condition. The target market for the finished plants includes mass merchandisers such as Lowe’s, Home Depot, and Walmart, landscapers, and local final-use customers such as Walt Disney World and Universal Studios.

Knox Nursery’s plug facility (aka Avalon) is technologically advanced, costing the Company approximately $6,000,000 to construct. This gives Knox Nursery a competitive advantage in the marketplace. Now, the total growing environment can be micro-managed. The temperature, moisture, humidity and light within the growing facility can be accurately controlled to provide optimum growing environments for maximum growth in the shortest periods. Additionally, this new facility lowers labor costs by approximately 40%, which constitutes the largest single cost to the Company. Therefore, even though the cost for the new facility was considerable, the advantages for the Company may provide greater future profits.

Principle raw materials used in the production of plug and finished products include plastic trays and pots supplied by Blackmore Company and Florikan, a soil-less growing media supplied by Prosource One, seed supplied by the Ball Seed Company, Syngenta, and Express Seed Company, and chemicals supplied by BWI. The Company believes should it be necessary, raw materials could be procured on competitive terms with alternative suppliers.

Knox Nursery Inc. employs an average of 95 people, 93 full-time and 2 part-time.

63% of plug tray sales in 2001 came from three customers — Express Seed Company 31%; Ball Seed Company 20%; and DPT Brokerage 12%. 24% of finished plants sales were made to these customers — Colorburst 9.5%; Walt Disney World 9%; and Dixie Green 5.5%.

MARKET ENVIRONMENT

The Company targets medium to large wholesale growers for its pre-finished lines of plants, however, smaller growers are not ignored. The overall floriculture industry in the United States is a $3.7 billion industry. In Florida alone, the industry generates over $700 million in sales.

INDUSTRY ANALYSIS

The bedding plant industry consists of a small group of independent producers, many of whom are customers of Knox Nursery. The industry is currently being consolidated by large growers who are expanding and beginning to direct their sales effort to large, mass marketers. These large marketers are important to the Company, and it is the plan of Knox Nursery to take advantage of its Avalon facility, to further its share of the larger, mass marketer business.

MARKET SEGMENT

Knox Nursery does business with over 200 independent brokers selling its pre-finished products around the United States. The Company has certain advantages in the Southeastern United States because of its location, and the Company run distribution system of delivery trucks. Also, with its Florida location and its warm climate, the Company escapes the high energy costs of northern areas. This competitive advantage allows the Company to offer better prices than many of its competitors. In one popular area, the supplying of Gerbera Daisies, Knox Nursery is the largest grower and supplier of this species in the United States.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains the following facilities:

Principle corporate offices	4349 N. Hiawassee Rd. Orlando, Florida	2,500 sq. ft.

The Company does not anticipate that it will require any additional office facilities. However, if additional office space is required in the future, the available property will allow for expansion.

Hiawassee Nursery	4359 N. Hiawassee Rd. Orlando, Florida	240,000 sq. ft. (9 structures)

The 12 1/2 acres at this location have been fully developed.

Avalon Nursery	940 Avalon Road Winter Garden, Florida	280,000 sq. ft.

The entire Avalon Road property is a “Master Planned Project”, which will consist of four phases when fully developed.

ITEM 3. LEGAL PROCEEDINGS

The Company was not involved in any litigation at December 31, 2001 or on the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on The NASD OTC Bulletin Board, under the symbol “KNUR.” The first active trading in the shares of the Company began in the fourth quarter of 1998. The high and low closing inter-dealer sales prices for each quarter of the last two fiscal years are as follows:

	2000		2001

	high	low	high	low

1st qtr	2.71	.56	.31	.19
2nd qtr	1.63	.53	.21	.13
3rd qtr	.50	.25	.22	.14
4th qtr	.31	.18	.20	.09

As of March 27th the number of shareholders of record was 80.

The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future. The future payment of dividends is directly dependent upon future earnings of the Company, its financial requirements and other factors to be determined by the Company’s Board of Directors, in its sole discretion. For the foreseeable future, it is anticipated that any earnings which may be generated from the Company’s operations will be used to finance the growth of the Company, and that cash dividends will not be paid to Common stockholders.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is a discussion of the financial condition and results of operation of the Company as of December 31, 2001. This discussion and analysis should be read in conjunction with the Company’s audited Financial Statements with accompanying Notes, which are included elsewhere in this Form 10-KSB.

GENERAL

Knox Nursery, Inc. founded in 1962, is located in Central Florida and has two product lines: 1) Plug trays, with sales of seedling annuals (plugs) to brokers and other nurseries throughout the United States; and 2) Finished Product, with sales of four inch annuals to wholesalers, landscapers and large final-use customers located primarily in Central Florida.

REVENUE

For the year ended December 31, 2001, revenue was $6,379,143, a decrease of $417,959, or 6.2% from the $6,797,102 posted for the year ended December 31, 2000. The overall decrease in 2001 sales is composed of a Plug tray revenue increase of 2% or $90,581, and a Finished Product revenue decrease of 23.3% or $508,570 from 2000, respectively. Plug trays experienced growth in customer base and the addition of revenues from increased activity in the late summer as a rooting station for Paul Ecke Farms. Finished Product sales plummeted due to the loss of “big box” business from Home Depot and Lowes going to competitors. The cooling effect of the 9/11/01 terrorist attacks on travel and the tourist economy of Central Florida also indirectly reduced business coming from local resorts and theme parks.

COSTS AND EXPENSES

For the year ended December 31, 2001, cost of sales was $4,471,608 , a decrease of $223,032, or 4.8% from the $4,694,639 posted for the year ended December 31, 2000.

By product line, cost of sales — Plug trays increased $145,565 (4.7%), with the volume of seed entering the production process at higher prices over year 2000 accounting for the majority of the increasing cost factors. Plastic tray costs were 6% higher and shipping charges were up 18.7%, following the general increase in petroleum and petroleum based products and services, while production costs for soil, chemical, purchased plants, temporary labor, and general supplies decreased from the prior year. Labor costs for Plugs were up $22,000 (2.7%) in general due to pay increases.

Cost of sales — Finished Products decreased $303,197 (22.7%). In conjunction with declining revenue production, the largest decreasing cost factor was Labor, falling $196,000 (25%). Raw materials costs and general supplies were down 26% over the year 2000, again due to falling productivity. These decreases were offset by increases in Unrooted cuttings purchased, increasing $60,000 over the previous year in relation to the new business with Paul Ecke Ranch during the poinsettia season.

Repairs and maintenance as a cost of sales factor decreased $65,400 (28%) from the prior year. Vehicle and equipment repairs related to Finished Product production were down $32,000 (37%), and down $13,000 (13%) for repairs and maintenance related to the Plug production process. In house maintenance labor expenses were down $15,000 (15%) over the year 2000.

Operating expenses for 2001 amounted to $2,000,736, a decrease of $670,771 or 25.1% from the $2,674,507 recorded in 2000. Within operating expenses, computer support experienced a significant change, $1,792 in 2001 from $126,073 in 2000, a $124,281 decrease. Year 2000 costs were higher from the installation of computer software and hardware systems at Avalon and Hiawassee locations. Interest expense fell to $ 395,020 in 2001 from $415,496 in 2000, a 4.9% decrease of $20,476. Office salaries increased 23.6% or $66,822 to $349,807 in 2001 from $282,985 in 2000. This increase is from the addition of full-time computer department staff. Advertising expenses decreased $538,964 to $14,396 in 2001 from $553,360 in 2000. Year 2000 expenditures included a one-time non-cash charge for stock promotions paid with treasury stock valued at $530,636. Electrical and gas utility expenses rose 32% or $32,621 from $100,622 in 2000 to $133,243 in 2001, due to increasing energy prices. Insurance expenses rose 23.3% or $41,384 from $177,828 in 2000 to $219,212 in 2001, due to higher worker’s compensation and business liability coverage costs. Accounting & Legal costs fell 36.2% or $22,992 from $63,474 in 2000 to $40,482 in 2001. Equipment rentals fell 32.5% or $44,973 from $138,448 in 2000 to $93,475 in 2001.

“Other, net” (net expense) on the Statement of Operations increased $1,943 for the year ending 2001, and includes the following items:

	2001	2000	change

loss on fixed assets	$(15,066)	$0	$(15,066)
miscellaneous income(expense)	11,517	(20,940)	32,457
net vending income(expense)	(1,654)	6,449	(8,103)
net finance charges income(expense)	(6,853)	4,378	(11,231)

total “Other, net” income(expense)	$(12,056)	$(10,113)	$(1,943)

The Company recorded a net loss from operations in 2001 of $496,398 compared to $995,948 in 2000, a 50.1% improvement of $499,550. Non-cash charges for depreciation and amortization were $706,194 in 2001 and $725,510 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company had a working capital deficit of $416,002, compared to a deficit of $109,773 at December 31, 2000. On March 8, 2002, the Company refinanced its term debt of $4.33 million and acquired a new credit line of $600,000, and had an approximate working capital of $800,000 subsequent to the refinancing transaction. During 2001, the Company increased net loans from officers $85,000 for a total of $422,000.

Consistent with normal practice, management believes that the Company’s operations are not expected to require significant capital expenditures during fiscal year 2002. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit agreement will be sufficient to fund operations, and capital expenditure requirements for at least the next twelve months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

Recent Accounting Pronouncements

SFAS No. 141, “Business Combinations”, establishes financial accounting and reporting standards for business combinations and supercedes APB Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Pre-acquisition Contingencies of Purchased Enterprises”. All business combinations in the scope of SFAS No. 141 are to be accounted for using the purchase method of accounting. Adoption of SFAS No. 141 is not expected to have a material effect on the Company, inasmuch as the Company has historically not participated in any business combinations.

SFAS No. 142, “Goodwill and Other Intangible Assets”, establishes financial accounting and reporting standards for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17, “Intangible Assets”. SFAS No. 142 establishes standards as to how intangible assets that are acquired (but not acquired in a business combination) should be accounted for in financial statements upon their acquisition. In addition, SFAS No. 142 establishes standards how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Adoption of SFAS No. 142 is not expected to have a material effect on the Company, inasmuch as the Company has historically not had a material amount of intangible assets and no goodwill recorded in the financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KNOX NURSERY, INC.

Independent Auditors’ Report

To the Board of Directors of
   Knox Nursery, Inc.:

We have audited the accompanying balance sheets of Knox Nursery, Inc. (the “Company”) as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knox Nursery, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

March 21, 2002
Orlando, Florida

KNOX NURSERY, INC.

Balance Sheet

December 31, 2001 and 2000

	2001	2000

Assets

Current assets:
Cash and cash equivalents	$184,427	72,390
Accounts receivable, net of allowance for doubtful accounts of $32,500 and $30,867 in 2001 and 2000, respectively	679,533	658,674
Inventories	1,175,787	1,255,755
Prepaid expenses	14,413	20,969

Total current assets	2,054,160	2,007,788

Investment in cooperative bank	1,281	7,645
Property, plant, and equipment, net	5,165,845	5,863,776
Note receivable from officer	35,854	33,943
Deferred loan cost, net of accumulated amortization of $110,163 and $87,027 in 2001 and 2000, respectively	10,166	33,302
Deposits	2,920	1,320

Total assets	$7,270,226	7,947,774

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,204,823	1,123,397
Accrued expenses	101,490	80,395
Line of credit	550,000	600,000
Note payable to stockholder	422,000	337,000
Current installments of long-term debt	191,849	347,712

Total current liabilities	2,470,162	2,488,504

Long-term debt, excluding current installments	3,475,458	3,638,266

Total liabilities	5,945,620	6,126,770

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 40,000,000 shares authorized, 12,025,454 shares issued and outstanding	12,025	12,025
Additional paid-in capital	1,807,678	1,807,678
Retained earnings	(495,097)	1,301

Total stockholders’ equity	1,324,606	1,821,004

Total liabilities and stockholders’ equity	$7,270,226	$7,947,774

See accompanying notes to the financial statements.

KNOX NURSERY, INC.

Statements of Operations

For the years ended December 31, 2001 and 2000

	2001	2000

Sales	$6,379,143	6,797,102
Cost of sales	4,471,608	4,694,639

Gross profit	1,907,535	2,102,463

Operating expenses	2,003,736	2,674,507

Loss from operations	(96,201)	(572,044)

Other income (expense):
Interest expense	(395,020)	(415,496)
Interest and dividend income	6,879	1,705
Other, net	(12,056)	(10,113)

Other expense, net	(400,197)	(423,904)

Loss before income taxes	(496,398)	(995,948)

Income tax benefit	—	300,000

Net loss	$(496,398)	(695,948)

Basic loss per common share	$(0.04)	(0.05)

Weighted average common shares outstanding	12,025,454	11,996,820

See accompanying notes to the financial statements.

KNOX NURSERY, INC.

Statements of Stockholders’ Equity

For the years ended December 31, 2001 and 2000

		Additional
	Common	paid-in	Retained	Treasury
	stock	capital	earnings	stock	Total

Balances, December 31, 1999	$12,025	1,195,188	697,249	(25,403)	1,879,059

Issuance of treasury stock	—	36,406	—	1,094	37,500

Issuance of treasury stock for services	—	507,421	—	23,215	530,636

Issuance of treasury stock to employees	—	68,663	—	1,094	69,757

Net loss	—	—	(695,948)	—	(695,948)

Balances, December 31, 2000	12,025	1,807,678	1,301	—	1,821,004

Net loss	—	—	(496,398)	—	(496,398)

Balances, December 31, 2001	$12,025	1,807,678	(495,097)	—	1,324,606

See accompanying notes to the financial statements.

KNOX NURSERY, INC.

Statements of Cash Flows

For the years ended December 31, 2001 and 2000

	2001	2000

Cash flows from operating activities:
Net loss	$(496,398)	(695,948)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	706,194	725,510
Loss on disposal of assets	15,066	22,073
Deferred income taxes	—	(300,000)
Treasury stock issued for services	—	530,636
Treasury stock issued to employees	—	69,757
Cash provided by (used for) changes in:
Accounts receivable	24,141	(245,207)
Inventories	79,968	110,752
Prepaid expenses	6,556	(6,239)
Deposits	(1,600)	10,538
Accounts payable	81,426	165,107
Accrued expenses	21,095	34,156

Net cash provided by operating activities	436,448	421,135

Cash flows from investing activities:
Patronage received from cooperative bank	6,364	2,833
Purchase of property, plant, and equipment	(45,193)	(237,544)
Increase in note receivable to officer	(1,911)	(38,500)
Collections on note receivable from officer	—	4,557

Net cash used in investing activities	(40,740)	(268,654)

Cash flows from financing activities:
Repayment of long-term debt	$(318,671)	(332,870)
Net repayment of line of credit	(50,000)	—
Proceeds from stockholders	85,000	42,000
Proceeds from the sale of treasury stock	—	37,500

Net cash used in financing activities	(283,671)	(253,370)

Net increase (decrease) in cash and cash equivalents	112,037	(100,889)

Cash and cash equivalents at beginning of year	72,390	173,279

Cash and cash equivalents at end of year	$184,427	72,390

Supplemental disclosure of cash flow information:
Cash paid for interest, exclusive of payable to stockholder and capitalized interest	$362,960	396,718

Supplemental disclosure of noncash investing activities:
During the year ended December 31, 2001, the Company returned equipment with an estimated value of $45,000 to a vendor. As of December 31, 2001, this amount is included in accounts receivable

See accompanying notes to the financial statements.

KNOX NURSERY, INC

Notes to Financial Statements

December 31, 2001 and 2000

(1)	Summary of Significant Accounting Policies

	(a)	Description of Business

Knox Nursery, Inc. (the “Company”) is a Florida corporation since 1962, having its offices in Orlando, Florida. The Company is a wholesale plant nursery specializing in sales of seedling annuals (plugs) to brokers and other nurseries located throughout the United States and Canada; and sales of potted annuals to wholesalers, landscapers, and large final-use customers located primarily in Central Florida.

	(b)	Managements’ Plans and Intentions

The Company has experienced net losses of $496,398 and $695,948 for the years ended December 31, 2001 and 2000, respectively, and has a working capital deficit of $416,002 as of December 31, 2001. The Company generated cash flows from operations of $436,448 and $421,135 for the years ended December 31, 2001 and 2000, respectively. Management intends to refinance its existing debt at more favorable terms (see Note 5) and to reduce losses through decreased interest and other cost-cutting measures.

	(c)	Revenue Recognition

Revenue is recognized when the product is shipped and the risk of loss transfers.

	(d)	Cash Equivalents

Cash equivalents represent short-term, highly liquid commercial paper readily convertible to cash.

	(e)	Inventories

Inventories of plants, seeds, and supplies are stated at the lower of cost (first-in, first-out) or market.

	(f)	Investment in Cooperative Bank

Investment in cooperative bank is carried at cost increased for the amount of patronage refund certificates and patrons’ equity allocated, less distribution received.

KNOX NURSERY, INC.

Notes to Financial Statements

(1)	Summary of Significant Accounting Policies, Continued

	(g)	Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Assets are depreciated using the straight-line and accelerated methods over the estimated useful lives of the assets. The estimated useful lives of each class of depreciable asset are as follows:

Estimated useful lives

Building and improvements	5 – 40 years
Machinery and equipment	5 – 10 years
Automotive equipment	5 – 10 years
Office furniture and equipment	3 – 10 years

(h)	Deferred Loan Costs

Deferred loan costs are amortized over the life of the related loan using a method which closely approximates the effective interest method.

(i)	Income Taxes

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

KNOX NURSERY, INC.

Notes to Financial Statements

(1)	Summary of Significant Accounting Policies, Continued

	(j)	Use of Estimates

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

	(k)	Basic Loss per Common Share

Basic loss per share amounts are based on the weighted average number of common stock issued and outstanding during each year. Diluted loss per share would be computed in a manner consistent with that of basic loss per share while giving effect to the potential dilution that could occur if the company had instrument, that if exercised, would dilute the issued and outstanding common stock. The Company has no such instruments.

	(l)	Common Stock

Common stock transactions for other than cash have been valued based on quoted market prices. The Company records shares as outstanding at the time the Company becomes contractually obligated to issue shares.

	(m)	Impairment

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

	(n)	Advertising Costs

Advertising costs are expensed as incurred and are included in operating expenses in the accompanying statements of operations.

KNOX NURSERY, INC.

Notes to Financial Statements

(1)	Summary of Significant Accounting Policies, Continued

	(o)	Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they are receivable or payable on demand. The fair value of the Company’s debt, including amount due to stockholders, is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Fair value of these financial instruments also approximates their carrying values due to their proximity to current market rates.

	(p)	Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. At various times throughout fiscal 2001 and 2000, cash balances held at financial institutions were in excess of federally insured limits.

The Company delivers products throughout the United States of America. Almost all of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in their areas; however, concentrations of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company’s customer base, their dispersion across geographic areas, and generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

The Company’s plug sales to its three primary customers account for 63% of total plug sales. The Company’s three largest finished plant customers account for 24% of finished plant sales.

KNOX NURSERY, INC.

Notes to Financial Statements

(1)	Summary of Significant Accounting Policies, Continued

(q) Reclassifications

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

(2)	Inventories

Inventories at December 31, 2001 and 2000 consisted of:

	2001	2000

Work in process	$1,040,474	1,096,597
Materials and supplies	135,313	159,158

Total inventories	$1,175,787	1,255,755

(3)	Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2001 and 2000 consisted of the following:

	2001	2000

Land	$272,169	272,169
Buildings and improvements	7,472,823	7,472,823
Machinery and equipment	1,643,124	1,685,032
Automotive equipment	315,330	315,330
Office furniture and equipment	348,483	337,829

	10,051,929	10,083,183
Less accumulated depreciation	(4,886,084)	(4,219,407)

Total property, plant, and equipment, net	$5,165,845	5,863,776

Depreciation expense amounted to $683,058 and $702,375 for the years ended December 31, 2001 and 2000, respectively. Management has reviewed long-lived assets for impairment and determined that the carrying value of the assets is recoverable.

(4)	Line of Credit

Line of credit consists of the following at December 31, 2001 and 2000:

	2001	2000

Credit line loan ($550,000 limit at December 31, 2001) with interest equal to the prime rate plus 3% (7.75% as of December 31, 2001). Line of credit renews annually with similar terms and rates. Loan is collateralized by land, buildings, and improvements	$550,000	600,000

KNOX NURSERY, INC.

Notes to Financial Statements

(5)	Long-Term Debt

Long-term debt consisted of the following at December 31, 2001 and 2000:

	2001	2000

NationsBank:
Construction loan ($4,500,000 limit) with interest fixed at 7.5%, principal and interest due in level monthly payments based on a 15-year amortization with a final balloon payment of all unpaid principal and accrued interest on May 8, 2002. Loan is collateralized by land, buildings, and improvements	$3,465,638	3,713,588
Commercial loan with interest at a fixed rate of 7.5%. Loan was fully repaid during 2001	—	7,469
Commercial loan with interest at a fixed rate of 8.5%, due in 59 equal monthly installments ending August 25, 2004. Loan is collateralized by land, buildings, and improvements	175,884	232,142
Commercial loan with interest at a fixed rate of 9.0%, due in 60 equal monthly installments ending August 1, 2004. Loan is collateralized by a vehicle	25,785	32,779

Total long-term debt	3,667,307	3,985,978
Less current installments	191,849	347,712

Total long-term debt, excluding current installments	$3,475,458	3,638,266

(5)	Long-Term Debt, Continued

Subsequent to year end, the Company refinanced their construction loan, credit line loan, and the commercial loan with an outstanding balance of $175,894 at December 31, 2001, with Farm Credit of Central Florida. The refinancing loan amounts to $4,292,000 and is payable in 59 equal principal installments of $23,844 plus accrued interest and a final installment of all unpaid principal and interest due March 1, 2007. The note bears interest at 5.375% and is collateralized by a real estate security instrument.

As refinanced, the aggregate principal maturities for the years subsequent to December 31, 2001 are approximately as follows:

2002	$191,849
2003	252,495
2004	249,045
2005	242,765
2006	242,765
Thereafter	2,488,387

$3,667,307

KNOX NURSERY, INC.

Notes to Financial Statements

(6)	Leases

The Company leases certain production equipment under lease agreements classified as operating leases. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2001 is $0 . Rent expense for the years ended December 31, 2001 and 2000 was $93,475 and $124,913, respectively.

(7)	Income Taxes

Income tax benefit for the years ended December 31, 2001 and 2000 consisted of the following:

	Current	Deferred	Total

2001:
Federal	$—	—	—
State	—	—	—

	—	—	—
2000:
Federal	—	(273,460)	(273,460)
State	—	(26,540)	(26,540)

	$—	(300,000)	(300,000)

Total income tax benefit for the years ended December 31, 2001 and 2000 differed from amounts computed by applying the U.S. federal income tax rate of 34% to net loss before income taxes as a result of the following:

	2001	2000

Computed “expected” tax benefit	$(168,775)	(338,622)
Increase (reduction) in income taxes resulting from:
State income tax benefit, net of federal income tax benefit	(14,516)	(36,153)
Non-deductible expenses	4,913	5,286
General business credits	—	12,311
Change in valuation allowance	227,056	80,000
Other, net	(48,678)	(22,822)

	$—	(300,000)

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2000 were as follows:

KNOX NURSERY, INC.

Notes to Financial Statements

(7)	Income Taxes, Continued

	2001	2000

Deferred tax assets:
General business credits	$93,792	93,792
Net operating loss carry forward	1,598,733	1,284,839
Allowance for bad debts	12,220	12,165
Charitable contributions	1,067	—

Total gross deferred tax assets	1,705,812	1,390,796
Less valuation allowance	(480,556)	(253,500)

Net deferred tax assets	1,225,256	1,137,296
Deferred tax liabilities:
Inventory	442,096	472,164
Property, plant, and equipment, principally due to differences in depreciation	783,160	665,132

Total gross deferred tax liabilities	1,225,256	1,137,296

Net deferred tax	$—	—

At December 31, 2001 and 2000, the Company had net operating loss carry forwards of approximately $5,302,000 and $4,463,000, respectively, for the state of Florida and $4,072,000 and $3,238,000, respectively, for federal income tax purposes, which are available to offset future taxable income, if any, through 2021. The Company also had general business credit carry forwards for federal income tax purposes of approximately $93,792 which are available to reduce future federal income taxes, if any, through 2009.

(8)	Profit Sharing Plan

The Company has established a voluntary employee 401(k) savings plan available to all employees who meet certain eligibility requirements. The plan provides for a matching contribution by the Company of the employee’s contribution to the plan not to exceed certain specified limits. During the years ended December 31, 2001 and 2000, total Company contributions to the plan were $20,363 and $24,178, respectively.

(9)	Advertising Costs

Advertising costs for the years ended December 31, 2001 and 2000 amounted to approximately $14,396 and $553,360, respectively.

(10)	Related Party Transaction

As of December 31, 2001 and 2000, the Company had a note receivable, including accrued interest, from an officer of $35,854 and $33,943, respectively. The note bears interest at 5.63% and is unsecured. The Company also had a note payable to a stockholder amounting to $422,000 and $337,000 as of December 31, 2001 and 2000, respectively. The note bears interest at 10% and is unsecured and there are no repayment terms.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, the accountants for the Company which require reporting under Item 9.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Our directors, executive officers, and key employees are as follows:

Name	Age	Position with the Company

Bruce R. Knox	36	President and Director
James M. Knox	40	Vice President and Director
M. Nadine Knox	67	Director

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

Bruce has done extensive travel researching nursery automation systems in the United States and Europe. The benefits of this research resulted in the construction of one of the most technologically advanced greenhouse ranges in the world, Knox Nursery’s Avalon Plug Production Facility, which opened in February, 1997.

JAMES M. (MONTY) KNOX, III, VICE PRESIDENT

Monty Knox was born on January 23, 1962 in Orlando, Florida. Monty graduated from Bishop Moore High School in May, 1980 and attended the University of Central Florida. He joined Knox Nursery in October, 1983. Monty started in production, planning and sales. Monty was appointed Vice President in January, 1987.

Monty has served the nursery industry extensively in the State of Florida. Monty has served on the Florida Nurseryman and Growers Association State Board of Directors, Marketing Committee and FNATS Trade Show. He has served on the Action Chapter of FNGA’s Board of Directors, culminating as President in 1998. Monty serves on the Florida Farm Bureau’s State Water

Advisory Committee, Tax Advisory Committee, the Orange County Farm Bureau’s Board of Directors and is Vice Chairman of the Orange County Farm Bureau PAC. Monty also serves on Orange County’s Planning and Zoning Commission and Local Planning Agency. Monty has been Chairman of Orange County’s Agricultural Board since 1995.

M. NADINE KNOX, DIRECTOR

M. Nadine Knox was born August 5, 1934 and is a founder of Knox Nursery beginning in 1962. She was the office manager until 1999 and remains a director of the Company today. She is the mother of Bruce R. Knox and James M. Knox, III.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to the compensation paid by the Company for the years 2000 and 2001, as well as proposed compensation for 2002.

Name and		Annual Compensation
Principal
Position	Year	Salary	Bonus	Other

Bruce R. Knox
President, Director	2002	52,000	-0-	-0-
	2001	52,000	-0-	-0-
	2000	52,000	-0-	-0-
James M. Knox, III
VP, Director	2002	23,400	-0-	-0-
	2001	25,000	-0-	-0-
	2000	25,000	1,000	1,694
M. Nadine Knox
Secretary/Treasurer Director	2002	-0-	-0-	-0-
	2001	-0-	-0-	-0-
	2000	15,000	-0-	-0-
Footnotes:

1.	In 1996, the Company loaned James M. Knox, III $5,000, repayment of which has been forgiven. In 1997, 1998 and 1999, Mr. Knox received 1099’s reflecting the forgiven debt and interest. Mr. Knox borrowed $38,500 in 2000, the Company purchased a car from Mr. Knox for $6000, applying the payment to his outstanding loan balance.

2.	No other forms of compensation was received by the above principals. Section 16(a) Beneficial Ownership Reporting Compliance: The Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company’s Common Stock that, during fiscal year 2001, failed to file on a timely basis reports required by Section 16(a) of the securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance:

The Company is not aware of any director, officer, or beneficial owner of more than ten percent of the Company’s Common Stock that, during fiscal year 2001, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2001 by (1) each person (or group of affiliated persons) who to the knowledge of the Company is the beneficial owner of five percent or more of the Company’s outstanding Common Stock, (2) each Director and each named Executive Officer of the Company. Except as otherwise noted, the Company believes that the persons listed in this table have sole voting and investment power respecting all shares of Common Stock owned by them. The business address of each Director and Executive Officer listed below is the Company’s corporate address, 4349 N. Hiawassee Road, Orlando, Florida, 32818.

Table 1. Security Ownership of Certain Beneficial Owners

	Name and Address of	Amount and Nature	Percent
Title of Class	Beneficial Owner	of Beneficial Owner	of Class

Common Stock	James M. Knox, Jr. (Former President) 11056 Bayshore Drive Windermere, Florida	603,950	5.0%

Table 2. Security Ownership of Management and Director

Common Stock	Bruce R. Knox 6613 Abeydon Ct. Orlando, Florida 32818	2,310,616	19.2%

Common Stock	James M. Knox, III 4349 N. Hiawassee Rd. Orlando, Florida 32818	2,310,616	19.2%

Common Stock	M. Nadine Knox 11056 Bayshore Drive Windermere, Florida	2,310,618	19.2%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had the following transactions with related parties:

M. Nadine Knox (director) loaned the Company $295,000 in 1999 and $352,000 in 2000 and was repaid $310,000 in 2000. The long term balance payable to M. Nadine Knox at 12/31/00 was $337,000. M. Nadine Knox loaned the Company $85,000 on 1/31/01.

Bruce R. Knox (officer) loaned the Company $100,000 in 2000, and was repaid in full in 2000.

James M. Knox, III (officer) borrowed $1,667 in 1999 and $38,500 in 2000. The 1999 loan was forgiven in 1999. In 2000 the Company purchased a car from James M. Knox III, and applied the purchase price to interest and principle owed leaving an outstanding balance $33,943.

Dean Dowda (minority shareholder) loaned the Company $100,000 on 1/31/01. The Company repaid the loan in June of 2001.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

No current reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2001.

KNOX NURSERY, INC.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOX NURSERY, INC. Registrant

Date: April 12, 2002	/s/ BRUCE R. KNOX

Bruce R. Knox President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report Is signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.

Name	Title	Dates

/s/ Bruce R. Knox	President	April 12, 2002
Director
Bruce R. Knox

/s/ James M. Knox, III	Vice President	April 12, 2002
Director
James M. Knox, III

/s/ M. Nadine Knox	Director	April 12, 2002

M. Nadine Knox