Form 10QSB
period 2002-03-31
KNOX NURSERY INC /FL
filed 2002-05-20
CIK 1053389

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended March 31, 2002.

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


Number of shares of common stock outstanding as of March 31, 2002 is 12,025,454.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]       NO [ ]

                               KNOX NURSERY, INC.
                                      INDEX


PART I.   Financial Information

         Item 1. Financial Statements Unaudited

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

PART II.  Other Information

SIGNATURES

                                     PART I

This Quarterly Report on Form 10-QSB contains forward-looking statements that are not statements of historical fact. Forward-looking statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from such statements. These forward-looking statements are based on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic and foreign laws, regulations and taxes; risks associated with future profitability; and other factors discussed elsewhere in this report.

ITEM I. FINANCIAL STATEMENTS UNAUDITED

              QUARTERLY FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

                               KNOX NURSERY, INC.

                                  BALANCE SHEET

                                 March 31, 2002

                                   (Unaudited)


                                     ASSETS                                2002
                                     ------                             ----------

Current assets:

  Cash and cash equivalents                                             $   75,162
  Trade accounts receivable, net                                         1,898,436
  Inventories                                                            1,180,297
  Prepaid expenses                                                          76,342
  Notes Receivable from Officer                                             36,332
                                                                        ----------

      Total current assets                                               3,266,569

Investment in Cooperative Bank                                               2,281
Property, plant and equipment, net                                       5,014,291
Deferred loan cost, net of accumulated                                      94,416
amortization Deposits                                                        2,920
                                                                        ----------

      Total assets                                                      $8,380,477
                                                                        ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current installments of long-term debt                                $  622,528
  Credit Line                                                              300,000
  Due to stockholders                                                      422,000
  Accounts payable                                                       1,415,079
  Accrued expenses                                                          86,297
                                                                        ----------
      Total current liabilities                                          2,845,904

Long-term debt, excluding current installments                           3,667,356
                                                                        ----------
      Total liabilities                                                  6,513,260


Stockholders' equity:
  Common stock                                                              12,025
  Additional paid-in capital                                             1,807,678
  Retained earnings                                                         47,514

                                                                        ----------

      Total stockholders' equity                                         1,867,217
                                                                        ----------

      Total liabilities and stockholders' equity                        $8,380,477
                                                                        ==========


See accompanying notes to financial statements.

                               KNOX NURSERY, INC.

                            Statements of Operations

                For the three months ended March 31, 2002 & 2001

                                   (Unaudited)

                                                          2002              2001
                                                     ------------      ------------
Sales                                                $  2,698,874      $  2,356,191
Cost of sales                                           1,563,133         1,436,502
                                                     ------------      ------------

      Gross profit                                      1,135,741           919,689

Operating expenses                                        510,778           561,203
                                                     ------------      ------------
      Income from operations                              624,963           358,486

Other income (expense):
  Interest expense                                        (97,938)         (100,450)
  Interest and dividend income                                478               478
  Other, net                                               15,108               966
                                                     ------------      ------------

      Total other expense                                 (82,352)          (99,006)
                                                     ------------      ------------

      Net Income before income taxes                      542,611           259,480

Income tax benefit                                             --                --
                                                     ------------      ------------

      Net Income                                     $    542,611      $    259,480
                                                     ============      ============

      Basic Earnings per common share                $      0.045      $      0.022
                                                     ============      ============

      Weighted average common shares outstanding       12,025,454        12,025,454
                                                     ============      ============



See accompanying notes to financial statements.

                               KNOX NURSERY, INC.

                             Statements of Cash Flow
               For the three months ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                        2002              2001
                                                           -------------------------------------
Cash flows from operating activities:
  Net Income                                               $           542,611         $ 259,480

  Adjustments to reconcile net income to cash
    used in operating activities:
       Depreciation and amortization                                   183,097           178,168

       Cash provided by (used for) changes in:
         Trade accounts receivable                                  (1,218,903)         (883,083)
         Inventories                                                    (4,510)         (151,332)
         Prepaid expenses                                              (61,929)           12,677
         Accounts payable                                              210,256           500,406
         Accrued expenses                                              (15,193)               74
                                                           -------------------------------------

         Net cash used in operating activities                        (364,571)          (83,610)
                                                           -------------------------------------

Cash flows from investing activities:
  Purchase of property, plant and equipment                            (19,750)           (4,372)
  Investment in cooperative bank                                         (1000)
  Issuance of note receivable to officer                                  (478)             (478)
                                                           -------------------------------------

       Net cash used in investing activities                           (21,228)           (4,850)
                                                           -------------------------------------

Cash flows from financing activities:
  Acquisition of short-term debt                           $           491,397         $      --
  Acquisition of long-term debt                                      4,100,603
  Repayment of short-term debt                             $          (850,185)          (60,507)
  Repayment of long-term debt                                       (3,369,237)          (23,271)
  Payment of Deferred Loan Costs                                       (96,044)
  Net increase in due to stockholders                                       --           185,000
                                                           -------------------------------------

       Net cash provided by financing activities                       276,534           101,222
                                                           -------------------------------------

       Net (decrease) increase in cash and cash equivalents           (109,265)           12,762
Cash and cash equivalents at beginning of period                       184,427            72,390
                                                           -------------------------------------

Cash and cash equivalents at end of period                 $            75,162         $  85,152
                                                           =====================================


See accompanying notes to financial statements

                               KNOX NURSERY, INC.

                          Notes to Financial Statements
                                 March 31, 2002

1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)      DESCRIPTION OF BUSINESS

                  Knox Nursery, Inc. (the "Company") is a Florida corporation since 1962, having its offices in Orlando, Florida. The Company is a wholesale plant nursery specializing in sales of seedling annuals (plugs) to brokers and other nurseries located throughout the United States and Canada; and sales of potted annuals to wholesalers, landscapers, and large final-use customers located primarily in Central Florida.


         (B)      REVENUE RECOGNITION

                  Revenue is recognized when the product is shipped and the risk of loss transfers.

         (C)      CASH EQUIVALENTS

                  Cash equivalents represent short-term, highly liquid commercial paper readily convertible to cash.

         (D)      INVENTORIES

                  Inventories of plants, seeds, and supplies are stated at the lower of cost (first-in, first-out) or market.

         (E)      INVESTMENT IN COOPERATIVE BANK

                  Investment in cooperative bank is carried at cost increased for the amount of patronage refund certificates and patrons' equity allocated, less distribution received.

         (F)      PROPERTY, PLANT, AND EQUIPMENT

                  Property, plant, and equipment are stated at cost. Assets are depreciated using the straight-line and accelerated methods over the estimated useful lives of the assets. The estimated useful lives of each class of depreciable assets are as follows:

                                                       ESTIMATED USEFUL
                                                             LIVES
                                                       ----------------

                  Building and improvements               5 - 40 years
                  Machinery and equipment                 5 - 10 years
                  Automotive equipment                    5 - 10 years
                  Office furniture and equipment          3 - 10 years

         (G)      DEFERRED LOAN COSTS

                  Deferred loan costs are amortized over the life of the related loan using a method, which closely approximates the effective interest method.

         (H)      INCOME TAXES

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

         (I)      USE OF ESTIMATES

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

         (J)      BASIC LOSS PER COMMON SHARE

                  Basic losses per share amounts are based on the weighted average number of common stock issued and outstanding during each year. Diluted loss per share would be computed in a manner consistent with that of basic loss per share while giving effect to the potential dilution that could occur if the company had an instrument, that if exercised, would dilute the issued and outstanding common stock. The Company has no such instruments.

         (K)      COMMON STOCK

                  Common stock transactions for other than cash have been valued based on quoted market prices. The Company records shares as outstanding at the time the Company becomes contractually obligated to issue shares.

         (L)      IMPAIRMENT

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

         (M)      ADVERTISING COSTS

                  Advertising costs are expensed as incurred and are included in operating expenses in the accompanying statements of operations.

         (N)      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they are receivable or payable on demand. The fair value of the Company's debt, including amount due to stockholders, is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Fair value of these financial instruments also approximates their carrying values due to their proximity to current market rates.

         (O)      CONCENTRATIONS OF CREDIT RISK

                  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. At various times cash balances held at financial institutions were in excess of federally insured limits.

                  The Company delivers products throughout the United States of America. Almost all of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in their areas; however, concentrations of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base, their dispersion across geographic areas, and generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

                  The Company's plug sales to its three primary customers account for 63% of total plug sales. The Company's three largest finished plant customers account for 24% of finished plant sales.

         (2)      INVENTORIES

                  Inventories at March 31, 2002 consisted of:

                                                            2002
                                                        ----------

                Work in process                         $1,044,984
                Materials and supplies                     135,313
                                                        ----------

                Total inventories                       $1,180,297
                                                        ==========


         (3)      PROPERTY, PLANT, AND EQUIPMENT

                  Property, plant, and equipment at March 31, 2002 consisted of the following:

                                                                              2002
                                                                         ------------

                  Land                                                   $    272,169
                  Buildings and improvements                                7,472,824
                  Machinery and equipment                                   1,645,318
                  Automotive equipment                                        315,330
                  Office furniture and equipment                              366,037
                                                                         ------------

                                                                           10,071,678
                    Less accumulated depreciation                          (5,057,387)
                                                                         ------------

                        Total property, plant, and equipment, net        $  5,014,291
                                                                         ============

                  Depreciation expense amounted to $171,303 for the period ended March 31, 2002. Management has reviewed long-lived assets for impairment and determined that the carrying value of the assets is recoverable.


         (4)      LINE OF CREDIT

                  Line of credit consists of the following at March 31, 2002:

                                                                            2002
                                                                          --------
                  FARM CREDIT OF CENTRAL FLORIDA ACA:
                  Credit line loan ($600,000 limit) with
                  variable interest of 2.5%+LIBOR, adjusted
                  monthly and monthly payments. Line of
                  credit is due and renewable on 7/1/03 and
                  annually thereafter. Loan is collateralized
                  by land, buildings, equipment, and improvements         $300,000
                                                                          ========

         (5)      LONG-TERM DEBT

                  Long-term debt consisted of the following at March 31, 2002:


                                                                               2002
                                                                            ----------

                  Commercial loan ($4,292,000 limit) with
                  variable interest of 2.5%+LIBOR, adjusted
                  monthly, payments based on 15-year
                  amortization, with balloon payment of all
                  unpaid principal and interest due March
                  2007. Loan is collateralized by land,
                  buildings, equipment, and improvements                    $4,268,156


                  NAVISTAR: Commercial loan with interest at a
                  fixed rate of 9.0%, due in 60 equal monthly
                  installments ending August 1, 2004. Loan is
                  collateralized by a vehicle                                   21,728
                                                                            ----------




                       Total long-term debt                                  4,289,884
                         Less current installments                             622,528
                                                                            ----------

                             Total long-term debt, excluding current
                               installments                                 $3,667,356
                                                                            ==========

         (5)      LONG-TERM DEBT, CONTINUED

                  On March 8, 2002, the Company refinanced their Bank of America construction loan, credit line loan, and the commercial loans with Farm Credit of Central Florida ACA. The refinancing loan amounts to $4,292,000 and is payable in 59 equal principal installments of $23,844 plus accrued interest and a final installment of all unpaid principal and interest due March 1, 2007. The note bears interest at 5.375% and is collateralized by a real estate security instrument.

                  As refinanced, the aggregate principal maturities for the years subsequent to March 31, 2002 are approximately as follows:

                  2003                                                    $  209,018
                  2004                                                       220,597
                  2005                                                       221,812
                  2006                                                       234,832
                  2007                                                     3,403,625
                                                                          ----------
                                                                          $4,289,884
                                                                          ==========

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

REVENUE

For the three months ended March 31, 2002, revenue was $2,698,874, an increase of $342,683, or 14.6% from the $2,356,191 posted for the quarter ended March 31, 2001. Plug tray sales amounted to $2,387,289, an increase of $336,035, or 16.4%, over the $2,051,254 achieved in 2001. Finished Products sales increased $6,647 to $311,585 for the first quarter of 2002, compared to $304,937 in 2001.

COSTS AND EXPENSES

For the three months ended March 31, 2002, cost of sales was $1,563,133, an increase of $126,631, or 8.8% from the $1,436,502 posted for the quarter ended March 31, 2001. Gross profit margin rose to 42% for the first three months of 2002, compared to 39% for the same period in 2001. The increase is attributed primarily to plug tray sales, the company's most cost efficient product line.

Operating expenses for the first three months of 2002 amounted to $510,778, a decrease of $50,425, or 9% from the $561,203 recorded in the first quarter of 2001. Within operating expenses Propane and natural gas showed the largest decrease, $32,563 or 78.4% over the previous year, due to a very mild winter in Central Florida. Insurance expense is down $13,704 (17.3%) due to favorable renewals and changes in insurance providers. Equipment lease expense is down $7,443 (55%) according to the final year lease agreement on the Avalon boilers. Legal and accounting fees are down $8,927 (42%) due to the reduced need for consulting services. Utilities and Gas & Oil costs have risen 25% with the general fuel oil increases experienced across the United States and the increased activity in plug tray sales delivered by truck.

The Company recorded net income in the quarter ended March 31, 2002 of $542,611 compared to net income of $259,480 at March 31,2001, an improvement of $283,131. Non-cash charges for depreciation and amortization were $183,097 for the three months ended March 31, 2002, and $178,168 for the same period in 2001.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had a working capital surplus of $420,665. The increase in working capital was substantially due to larger quarter-end receivable balances as the result of increased sales, and lower accounts payable balances due in part to refinancing and increased cash flows from higher sales for the period. The Company believes future working capital and capital expenditure requirements can be met from cash provided from operating activities, existing cash balances, and borrowings available from management.

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

                          PART III. OTHER INFORMATION

There are no reportable events for items 1 through 6

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

Date: May 17, 2002                     /s/  BRUCE R. KNOX

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

                    Name                    Title                 Dates
                    ----                    -----                 -----

       /s/    Bruce R. Knox              President            May 17, 2002
              ---------------------      Director
              Bruce R. Knox

      /s/     James M. Knox, III         Vice President       May 17, 2002
              ---------------------      Director
              James M. Knox, III

      /s/     M. Nadine Knox             Director             May 17, 2002
              --------------------
              M. Nadine Knox