Form 10QSB
period 2002-06-30
KNOX NURSERY INC /FL
filed 2002-08-19
CIK 1053389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended June 30, 2002.

Commission file number 0-27805.

KNOX NURSERY, INC.

(Exact name of registrant as specified in its charter.)

Florida	59-1787808

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4349 N. Hiawassee Road, Orlando, FL	32818

(Address of principle executive offices)	(Zip Code)

(407) 293-3721
(Registrant’s telephone number, including area code)

Number of shares of common stock outstanding as of June 30, 2002 is 12,025,454.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES	NO ☐

(Continued)

KNOX NURSERY, INC.
INDEX

PART I. Financial Information

Item 1. Financial Statements Unaudited

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

PART II. Other Information

SIGNATURES

EXHIBITS

(Continued)

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

(Continued)

ITEM I. FINANCIAL STATEMENTS UNAUDITED

QUARTERLY FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

KNOX NURSERY, INC.

BALANCE SHEET

June 30, 2002 (Unaudited)& December 31, 2001 (Audited)

(Unaudited)

	2002	2001

Assets

Current assets:

Cash and cash equivalents	$519,299	$184,427

Trade accounts receivable, net	808,846	679,533

Inventories	709,402	1,175,787

Prepaid expenses	91,043	14,413

Notes receivable from officer	36,809	35,854

Total current assets	2,165,399	2,090,014

Investment	2,283	1,281

Property, plant and equipment, net	4,880,357	5,165,845

Deferred loan cost, net of accumulated amortization	89,641	10,166

Deposits	5,200	2,920

Total assets	$7,142,880	$7,270,226

Liabilities and Stockholders’ Equity

Current liabilities:

Current installments of long-term debt	$295,903	$191,849

Credit Line	0	550,000

Accounts payable	295,279	1,204,823

Accrued expenses	39,060	101,490

Total current liabilities	630,242	2,048,162

Long-term debt, excluding current installments	3,920,225	3,475,458

Due to stockholders	422,000	422,000

Total liabilities	4,972,467	5,945,620

Stockholders’ equity:

Common stock	12,025	12,025

Additional paid-in capital	1,807,678	1,807,678

Retained earnings	350,710	(495,097)

Total stockholders’ equity	2,170,413	1,324,606

Total liabilities and stockholders’ equity	$7,142,880	7,270,226

See accompanying notes to financial statements.

(Continued)

KNOX NURSERY, INC.

Statements of Operations

For the six months ended June 30, 2002 & 2001

(Unaudited)

	2002	2001

Sales	$4,711,381	$4,284,659

Cost of sales	2,771,521	2,984,429

Gross profit	1,939,860	1,300,230

Operating expenses	973,198	1,028,665

Income from operations	966,662	271,565

Other income (expense):

Interest expense	(148,282)	(194,624)

Interest and dividend income	955	796

Other, net	26,472	(1,287)

Total other expense	(120,855)	(195,115)

Net Income before income taxes	845,807	76,450

Income tax benefit	—	—

Net Income	$845,807	$76,450

Basic Earnings per common share	$0.070	$0.006

Weighted average common shares outstanding	12,025,454	12,025,454

See accompanying notes to financial statements.

(Continued)

KNOX NURSERY, INC.

Statements of Operations

For the three months ended June 30, 2002 & 2001

(Unaudited)

	2002	2001

Sales	$2,012,507	$1,928,468

Cost of sales	1,208,389	1,547,927

Gross profit	804,118	380,541

Operating expenses	462,421	467,462

Income from operations	341,697	(86,921)

Other income (expense):

Interest expense	(50,344)	(94,174)

Interest and dividend income	477	318

Other, net	11,364	(2,252)

Total other expense	(38,503)	(96,108)

Net Income before income taxes	303,194	(183,029)

Income tax benefit	—	—

Net Income	$303,194	$(183,029)

Basic Earnings per common share	$0.025	$(0.016)

Weighted average common shares outstanding	12,025,454	11,605,000

See accompanying notes to financial statements.

(Continued)

KNOX NURSERY, INC.

Statements of Cash Flow
For the six months ended June 30, 2002 and 2001
(Unaudited)

	2002		2001

Cash flows from operating activities:

Net Income		$845,807	$76,450

Adjustments to reconcile net income to cash used in operating activities:

Depreciation and amortization		337,389	356,335

Cash provided by (used for) changes in:

Trade accounts receivable		(129,313)	90,651

Inventories		466,385	692,962

Prepaid expenses		(76,630)	(27,216)

Deposits		(2,280)

Accounts payable		(909,544)	(509,032)

Accrued expenses		(62,430)	45,905

Net cash used in operating activities		469,384	726,055

Cash flows from investing activities:

Purchase of property, plant and equipment		(35,332)	(8,194)

Investment in cooperative bank		(1,002)

Issuance of note receivable to officer		(955)	(796)

Net cash used in investing activities		(37,289)	(8,990)

Cash flows from financing activities:

Repayment of short-term debt	$	( 550 000)	(136,515)

Repayment of long-term debt		(3,236,951)	(25,562)

Proceeds from long-term borrowing		3,785,772	0

Payment of Deferred Loan Costs		(96,044)

Net increase in due to stockholders			85,000

Net cash provided by financing activities		(97,223)	(77,077)

Net (decrease) increase in cash and cash equivalents		334,872	639,988

Cash and cash equivalents at beginning of period		184,427	72,390

Cash and cash equivalents at end of period		$519,299	$712,378

See accompanying notes to financial statements

(Continued)

KNOX NURSERY, INC.

Notes to Financial Statements
June 30, 2002

1)	Summary of Significant Accounting Policies

(a)	Description of Business

Knox Nursery, Inc. (the “Company”) has been a Florida corporation since 1962, having its offices in Orlando, Florida. The Company is a wholesale plant nursery specializing in sales of seedling annuals (plugs) to brokers and other nurseries located throughout the United States and Canada; and sales of potted annuals to wholesalers, landscapers, and large final-use customers located primarily in Central Florida.

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

(Continued)

(1)	Summary of Significant Accounting Policies, Continued

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

General business credits, which include investment tax credits and job credits, are accounted for as a reduction of income tax liability in the year realized.

(Continued)

(1)	Summary of Significant Accounting Policies, Continued

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

(j)	Basic Income (Loss) per Common Share

Basic Income (Loss) per share amounts are based on the weighted average number of common stock issued and outstanding during each year. Diluted Income (Loss) per share would be computed in a manner consistent with that of basic Income (Loss) per share while giving effect to the potential dilution that could occur if the company had an instrument, that if exercised, would dilute the issued and outstanding common stock. The Company has no such instruments.

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

(Continued)

(1)	Summary of Significant Accounting Policies, Continued

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

(Continued)

(2)	Inventories

Inventories at June 30, 2002 (Unaudited), and December 31, 2001 (Audited) consisted of:

	2002	2001

Work in process	$574,089	$1,040,474

Materials and supplies	135,313	135,313

Total inventories	$709,402	$1,175,787

(3)	Property, Plant, and Equipment

Property, plant, and equipment at June 30, 2002 (Unaudited) and December 31, 2001 (Audited) consisted of the following:

	2002	2001

Land	$272,169	$272,169

Buildings and improvements	7,472,824	7,472,823

Machinery and equipment	1,659,490	1,643,124

Automotive equipment	315,330	315,330

Office furniture and equipment	367,448	348,483

	10,087,261	10,051,929

Less accumulated depreciation	(5,206,904)	(4,886,084)

Total property, plant, and equipment, net	$4,880,357	$5,165,845

Depreciation expense amounted to $320,820 for the 6 months ending June 30, 2002 and $683,058 for the year ended December 31, 2001. Management has reviewed long-lived assets for impairment and determined that the carrying value of the assets is recoverable.

(4)	Line of Credit

Line of credit consists of the following at June 30, 2002 (Unaudited), and December 31, 2001 (Audited):

	2002	2001

FARM CREDIT OF CENTRAL FLORIDA ACA:

Credit line loan ($600,000 limit) with variable interest of 2.5%+LIBOR, adjusted monthly and monthly payments. Line of credit is due and renewable on 7/1/03 and annually thereafter. Loan is collateralized by land, buildings, equipment, and improvements	$0	$550,000

(Continued)

(5)	Long-Term Debt

Long-term debt consisted of the following at June 30, 2002 (Unaudited), and December 31, 2001 (Audited):

	2002	2001

Commercial loan ($4,292,000 limit) with variable interest of 2.5%+LIBOR, adjusted monthly, payments based on 15-year amortization, with balloon payment of all unpaid principal and interest due March 2007. Loan is collateralized by land, buildings, equipment, and improvements	$4,196,623	$0

Commercial loan with interest at a fixed rate of 8.5%, due in 59 equal monthly installments ending August 25, 2004. Loan is collateralized by land, buildings, and improvements		175,884

Construction loan ($4,500,000 limit) with interest fixed at 7.5%, principal and interest due in level monthly payments based on a 15-year amortization with a final balloon payment of all unpaid principal and accrued interest on May 8, 2002. Loan is collateralized by land, buildings, and improvements	0	3,465,638

NAVISTAR: Commercial loan with interest at a fixed rate of 9.0%, due in 60 equal monthly installments ending August 1, 2004. Loan is collateralized by a vehicle	19,505	25,785

Total long-term debt	4,216,128	3,667,607

Less current installments	295,903	191,849

Total long-term debt, excluding current installments	$3,920,225	$3,475,458

(5)	Long-Term Debt, Continued

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

(Continued)

As refinanced, the aggregate principal maturities for the years subsequent to June 30, 2002 (Unaudited), and for the year ending December 31, 2001 (Audited) are as follows:

	2002	2001

2002		$191,849

2003	$295,903	252,495

2004	295,858	249,045

2005	292,408	242,765

2006	286,128	242,765

2007	3,045,831	2,488,387

	$4,216,128	$3,667,307

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE

For the six months ended June 30, 2002, revenue was $4,711,381, an increase of $426,722, or 9.96% from the $4,284,659 posted for the six months ended June 30, 2001. Plug tray sales amounted to $4,015,551, an increase of $505,522, or 14.4%, over the $3,510,029 achieved in 2001. Finished Products sales decreased $48,799 to $695,830 for the first six months of 2002, compared to $744,629 in 2001.

COSTS AND EXPENSES

For the six months ended June 30, 2002, cost of sales was $ 2,771,521, a decrease of $212,908, or 7.14% from the $2,984,429 posted as of June 30, 2001. Gross profit margin rose to 41% for the first six months of 2002, compared to 30% for the same period in 2001. The increase is attributed primarily to plug tray sales, the company’s most cost efficient product line.

Operating expenses for the first six months of 2002 amounted to $973,198, a decrease of $55,467, or 5.39% from the $1,028,665 recorded in the first six months of 2001. Within operating expenses Propane and natural gas maintains the largest decrease, $32,358 or 76.4% over the previous year, due to a very mild winter in Central Florida. Insurance expense is up $18,820 (18.5%) following unfavorable renewals and changes in auto and excess liability insurance providers. Equipment lease expense is down $34,122 (61%) according to the final year lease agreement on the Avalon boilers. Legal and

(Continued)

accounting fees are down $9,848 (30%) due to the reduced need for consulting services. Utilities and Gas & Oil costs are down 13.7% or $6,067 due to relatively static gas prices and mild weather continuing through June. Interest expense was down $46,342 or 23.8% due to lower credit line balances over the prior year. Depreciation charges are lower by $18,946 or 6% as older vehicles and equipment reach full depreciation.

The Company recorded net income in the quarter ended June 30, 2002 of $303,194 compared to a net loss of $183,029 for the quarter ending June 30, 2001, an improvement of $486,223. Year to date net income is $845,807 up $769,357 (1000%) over the $76,450 reported for the six months ending June 30, 2001. Included in operating expenses were non-cash charges for depreciation and amortization were $337,389 for the six months ended June 30, 2002, and $356,335 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had a working capital surplus of $ 1,535,157, up $1,114,492 from the previous quarter balance of $420,665. The increase in working capital was substantially due to plug sales increases, and the resultant increased cash flows used to reduce current debt in the second quarter, and higher inventory values at 6/30/02. The Company believes future working capital and capital expenditure requirements can be met from cash provided from operating activities, existing cash balances, and available credit lines. At December 31, 2001 the Company had a working capital deficit of $41,852.

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

(Continued)

PART II.  OTHER INFORMATION

There are no reportable events for items 1 through 5

ITEM 6- EXHIBITS

Exhibit 99.1 Section 906 Certification of Chief Executive Officer

Exhibit 99.2 Section 906 Certification of Chief Financial Officer

KNOX NURSERY, INC.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOX NURSERY, INC. Registrant

Date: August 19, 2002	/s/ BRUCE R. KNOX

Bruce R. Knox President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report Is signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.

Name	Title	Dates

/s/ Bruce R. Knox Bruce R. Knox	President Director	August 19, 2002

/s/ James M. Knox, III James M. Knox, III	Vice President Director	August 19, 2002

/s/ M. Nadine Knox M. Nadine Knox	Director	August 19, 2002

(Continued)