Form 10QSB
period 2002-09-30
KNOX NURSERY INC /FL
filed 2002-11-14
CIK 1053389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarter ended September 30, 2002.

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934 for the transition period from to

Commission file number 0-27805

KNOX NURSERY, INC.

(Exact name of registrant as specified in its charter.)

Florida	59-1787808

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4349 N. Hiawassee Road, Orlando, FL	32818

(Address of principle executive offices)	(Zip Code)

(407) 293-3721
(Registrant’s telephone number, including area code)

Number of shares of the registrant’s common stock, par value $.001 per share, outstanding as of September 30, 2002 is 12,025,454 and there were 80 stockholders of record.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No   ☐

(Continued)

KNOX NURSERY, INC.
INDEX

PART I. Financial Information
Item 1. Financial Statements (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II. Other Information
SIGNATURES

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

(Continued)

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

KNOX NURSERY, INC.

BALANCE SHEET

September 30, 2002

2002

(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$290,274
Trade accounts receivable, net	968,954
Inventories	1,093,610
Prepaid expenses	85,309
Notes Receivable from Officer	32,287

Total current assets	2,470,434
Investment in Cooperative Bank	2,283
Property, plant and equipment, net	4,750,243
Deferred loan cost, net	84,839
Deposits	5,200

Total assets	$7,312,999

Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$306,187
Accounts payable	712,234
Accrued expenses	46,804

Total current liabilities	1,065,222
Long-term debt, excluding current installments	3,836,382
Due to stockholders	422,000

Total liabilities	5,323,607
Stockholders’ equity:
Common stock	12,025
Additional paid-in capital	1,807,678
Retained earnings	169,689
Total stockholders’ equity	1,989,392

Total liabilities and stockholders’ equity	$7,312,999

See accompanying notes to financial statements.

(Continued)

KNOX NURSERY, INC.

Statements of Operations

For the nine months ended September 30, 2002 & 2001

	2002	2001

	(Unaudited)	(Unaudited)

Sales	$5,803,809	$5,069,162
Cost of sales	3,507,144	3,388,033

Gross profit	2,296,665	1,681,128
Operating expenses	1,456,963	1,466,877

Income from operations	839,702	214,251
Other income (expense):
Interest expense	(213,170)	(297,687)
Interest and dividend income	4,049	5,836
Other, net	34,205	1,319

Total other expense	(174,916)	(290,532)

Net Income (Loss) before income taxes	664,786	(76,281)
Income tax expense	—	—

Net Income (Loss)	664,786	(76,281)

Basic Earnings (Loss) per common share	$0.055	$(0.006)

Weighted average common shares outstanding	12,025,454	12,025,454

See accompanying notes to financial statements.

(Continued)

KNOX NURSERY, INC.

Statements of Operations

For the three months ended September 30, 2002 & 2001

	2002	2001

	(Unaudited)	(Unaudited)

Sales	$1,092,426	$784,503
Cost of sales	735,622	403,605

Gross profit	356,804	380,898
Operating expenses	483,765	438,213

Loss from operations	(126,960)	(57,314)
Other income (expense):
Interest expense	(64,888)	(103,063)
Interest and dividend income	3,094	5,040
Other, net	7,733	2,606

Total other expense	(54,061)	(95,417)

Net Loss before income taxes	(181,022)	(152,731)
Income tax expense	—	—

Net Loss	$(181,022)	$(152,731)

Basic Loss per common share	$(0.015)	$(0.013)

Weighted average common shares outstanding	12,025,454	12,025,454

See accompanying notes to financial statements.

(Continued)

KNOX NURSERY, INC.

Statements of Cash Flow

For the nine months ended September 30, 2002 and 2001

	2002	2001

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net Income (Loss)	$664,786	$(76,281)
Adjustments to reconcile net income(loss) to cash Provided by operating activities:
Depreciation and amortization	502,601	534,502
Cash provided by (used for) changes in:
Trade accounts receivable	(289,421)	195,682
Inventories	82,177	279,784
Prepaid expenses	(70,896)	(11,053
Deposits	(2,280)	0
Accounts payable	(492,589)	(462,905)
Accrued expenses	(54,686)	(11,850)

Net cash provided by operating activities	339,691	447,879

Cash flows from investing activities:
Purchase of property, plant and equipment	(65,628)	(29,592)
Investment in cooperative bank	(1,002)	0
Issuance of note receivable to officer	0	(1,433)
Payments received on note receivable from officer	3,567	0

Net cash used in investing activities	(63,063)	(31,025)

Cash flows from financing activities:
Repayment of short-term debt	$(550,000)	(173,619)
Repayment of long-term debt	(3,310,510)	(65,950)
Proceeds from long-term borrowing	3,785,772	0
Payment of Deferred Loan Costs	(96,044)	0
Net increase in due to stockholders	0	85,000

Net cash used in financing activities	(170,781)	(154,569)

Net increase in cash and cash equivalents	105,847	262,285
Cash and cash equivalents at beginning of period	184,427	72,390

Cash and cash equivalents at end of period	$290,274	$334,675

see accompanying notes to financial statements

(Continued)

KNOX NURSERY, INC.

Notes to Financial Statements
September 30, 2002

1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited condensed financial statements for the three and nine months ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operation for the interim periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2001 financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

(b)	Basic Loss per Common Share

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

(c)	Concentrations of Credit Risk

The Company’s plug sales to its three primary customers account for 63% of total plug sales. The Company’s three largest finished plant customers account for 24% of finished plant sales.

(Continued)

(2)	Inventories

Inventories at September 30, 2002 consisted of:

2002

Work in process	$958,297
Materials and supplies	135,313

Total inventories	$1,093,610

(3)	Long-Term Debt

Long-term debt consisted of the following at September 30, 2002:

2002

Commercial loan ($4,292,000 limit) with variable interest of 2.5%+LIBOR, adjusted monthly, payments based on 15-year amortization, with balloon payment of all unpaid principal and interest due March 2007. Loan is collateralized by land, buildings, equipment, and improvements	$4,125,338
Commercial loan with interest at a fixed rate of 8.5%, due in 59 equal monthly installments ending August 25, 2004. Loan is collateralized by land, buildings, and improvements NAVISTAR: Commercial loan with interest at a fixed rate of 9.0%, due in 60 equal monthly installments ending August 1, 2004. Loan is collateralized by a vehicle	17,231

Total long-term debt	4,142,569
Less current installments	306,187

Total long-term debt, excluding current installments	$3,836,382

(Continued)

(3)	Long-Term Debt, Continued

On March 8, 2002, the Company refinanced their Bank of America construction loan, credit line loan, and the commercial loans with Farm Credit of Central Florida ACA. The refinancing loan amounts to $4,292,000 and is payable in 59 equal principal installments of $23,844 plus accrued interest and a final installment of all unpaid principal and interest due March 1, 2007. The note bears interest at LIBOR + 2% (5.375 at September 30, 2002) and is collateralized by a real estate security instrument.

As refinanced, the aggregate principal maturities for the years subsequent to September 30, 2002 are as follows:

2002

2002
2003	$295,903
2004	295,858
2005	292,408
2006	286,128
2007	2,972,272

$4,142,569

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE

For the nine months ended September 30, 2002, revenue was $5,803,808, an increase of $734,646, or 15% from the $5,069,162 posted for the nine months ended September 30, 2001. Plug tray sales amounted to $4,955,585, an increase of $930,970, or 23%, over the $4,024,615 achieved in 2001. Finished Products sales decreased $196,323(19%) to $848,223 for the first nine months of 2002, compared to $1,044,546 in 2001. For the quarter ended September 30, 2002 compared to the same quarter ended September 30, 2001 revenues increased $307,924 (39%) to $1,092,427. Plug trays posted a 74% increase with sales of $939,935. Sales increased this quarter from the rooting station business started last year. Finished Products posted a 37.4% decrease with sales of $152,492. The decline in finish product sales for the quarter is attributable to the continuing trend of higher levels of local competition from big box stores and declining demand based on the weaker national economy’s effect on Central Florida tourism.

(Continued)

COSTS AND EXPENSES

For the nine months ended September 30, 2002, cost of sales was $ 3,507,144, an increase of $119,111 (4%) from the $3,388,033 posted as of September 30, 2001. Gross profit margin rose to 40% for the first nine months of 2002, compared to 33% for the same period in 2001. The increase is attributed primarily to plug tray sales, the company’s most cost efficient product line. Looking at the quarter ended September 30, 2002 costs were higher in comparison to the same period a year ago. Cost of sales rose 82% to $735,622 with the major cause of the increase coming from labor costs in association with the rooting station work at the Avalon facility. Gross profit for this three-month period was down $24,094(6.3%) to $356,804.

Operating expenses for the first nine months of 2002 amounted to $1,456,963, a decrease of $ 9,914, or less than 1% from the $1,466,877 recorded in the first nine months of 2001. Within operating expenses propane and natural gas has decreased $32,068 or 75% over the previous year, due to a very mild winter in Central Florida. Insurance expense is up $32,770 (19.4%) following unfavorable renewals and changes in auto and excess liability insurance providers. Equipment lease expense is down $36,603 (48%) according to the final year lease agreement on the Avalon facility boilers. Computer Support is up $24,361 (717%) due to additional professional costs related to upgrading operating systems. Legal and accounting fees are basically unchanged from the prior year at$34,463. Utilities and Gas & Oil costs are down 10% or $6,588 due to relatively static gas prices and mild weather of the first half of the year. Interest expense was down $84,517 or 29% due to lower credit line balances and lower rates over the prior year. Depreciation charges are lower by $31,901 or 6% as older vehicles and equipment reach full depreciation. Comparing operating expenses for the quarter ended September 30, 2002 with the same period a year ago shows an increase of $45,552 (10.4%) to $483,765. Areas showing the most increase are computer support $28,322; insurance $13,950; salaries and wages $15,586; legal and accounting $9,667; offset decreases in depreciation ($12,955); and other compensating decreases in telephone, office supplies, benefits, etc.

Year to date net income is $664,786 up $741,067 over the net loss of $76,281 reported for the nine months ended September 30, 2001. Included in operating expenses were non-cash charges for depreciation and amortization of $502,601 for the nine months ended September 30, 2002, and $534,502 for the same period in 2001. The Company recorded net loss in the quarter ended September 30, 2002 of $181,022 compared to a net loss of $152,731 for the quarter ended September 30, 2001, a decline of $28,291 (18.5%).

(Continued)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company had a working capital surplus of $ 1,405,209, down $129,948 from the previous quarter balance of $1,535,157. The decrease in working capital was due to slower activity and declining cash inflows typically encountered for our industry during the third quarter of the calendar year. The Company believes future working capital and capital expenditure requirements can be met from cash provided from operating activities, existing cash balances, and available credit lines. At December 31, 2001 the Company had a working capital deficit of $416,002.

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

ITEM 3.   CONTROLS AND PROCEDURES.

(a)  The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b)  The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officers.

PART II. OTHER INFORMATION

There are no reportable events for items 1 through 6

(Continued)

KNOX NURSERY, INC.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOX NURSERY, INC. Registrant

Date: November 14, 2002	/s/ BRUCE R. KNOX

Bruce R. Knox President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report Is signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.

Name	Title	Dates

/s/ Bruce R. Knox Bruce R. Knox	President Director	November 14, 2002

/s/ James M. Knox, III James M. Knox, III	Vice President Director	November 14, 2002

/s/ M. Nadine Knox M. Nadine Knox	Director	November 14, 2002

(Continued)

CERTIFICATIONS

I, Bruce R. Knox certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Knox Nursery, Inc.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ BRUCE R. KNOX

President and Chief Executive Officer

I, Bruce R. Knox, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Knox Nursery, Inc.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ BRUCE R. KNOX

Secretary & Treasurer and Chief Financial Officer