Form 10KSB
period 2002-12-31
KNOX NURSERY INC /FL
filed 2003-04-15
CIK 1053389

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2002.

[ ]   TRANSITION REPORT UNDER SECTION 13 RO 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from __________to________________

Commission file number 0-27805.

                               KNOX NURSERY, INC.

             (Exact name of registrant as specified in its charter.)

           Florida                            59-1787808
-------------------------------           -------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)            Identification No.)

4349 N. Hiawassee Road, Orlando, FL           32818

(Address of principle executive offices)    (Zip Code)

                                 (407) 293-3721
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

     Common stock, par value $.001 per share, traded on the NASD OTC Bulletin Board. Preferred stock, par value $.001 per share, non issued and outstanding

Based upon the $0.09 per share closing price of the registrant's Common Stock as of March 15, 2003, the aggregate value of the shares of Common Stock held by nonaffiliates as of such date was $ 404,069.

Number of shares of common stock outstanding as of March 15, 2003 is 12,025,454. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]       NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent year - $7,193,990

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                               KNOX NURSERY, INC.
                                      INDEX


PART I.
         Item  1.  Description of Business
         Item  2.  Description of Property
         Item  3.  Legal Proceedings
         Item  4.  Submission of Matters to a Vote of Security Holders

PART II.
         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
         Item  6.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations
         Item  7.  Financial Statements
         Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

PART III.
         Item 9. Director, Executive Officers, Promoters, and Contact Persons; Compliance with Section 16(a) of the Exchange Act
         Item 10.  Executive Compensation
         Item 11.  Security Ownership of Certain Beneficial Owners and
                   Management
         Item 12.  Certain Relationships and Related Transactions
         Item 13.  Exhibits and Reports on Form 8-k
         Item 14   Controls and Procedures

SIGNATURES
CERTIFICATIONS

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

ITEM I. DESCRIPTION OF BUSINESS

THE COMPANY

Knox Nursery, Inc. (the Company) is a Florida corporation established in 1962, having its offices in Orlando, Florida. The Company is a wholesale plant nursery specializing in sales of seedling annuals (plugs) to brokers and other nurseries located throughout the United States and Canada; and sales of potted annuals to wholesalers, landscapers and large final-use customers located primarily in Central Florida. Management believes its business activities constitute a single operating segment due to similar economic characteristics, products, production processes, class of customer and distribution methods. Additionally, no discrete financial information is available for these operations.

Plug sales, which accounts for 81% of the Company's sales, involves sowing millions of seeds annually, then precisely growing the seedlings for 4 to 10 weeks until the "pre-finished" plants are shipped to commercial growers throughout the country. These growers will transplant the plugs into larger pots and containers for resale to their customers.

Potted annuals are transplanted from pre-finished plugs into the appropriate containers, then carefully grown to a mature ready-to-sell condition. The target market for the finished plants includes mass merchandisers such as Lowe's, Home Depot, and Wal-Mart, landscapers, and local final-use customers such as Walt Disney World and Universal Studios.

Knox Nursery's plug facility (aka Avalon) is technologically advanced, costing the Company approximately $6,000,000 to construct. This gives Knox Nursery a competitive advantage in the marketplace. Now the total growing environment can be micro-managed. The temperature, moisture, humidity and light within the growing facility can be accurately controlled to provide optimum growing environments for maximum growth in the shortest periods. Additionally, this new facility lowers labor costs by approximately 40%, which constitutes the largest single cost to the Company. Therefore, even though the cost for the new facility was considerable, the advantages for the Company may provide greater future profits.

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

65% of plug tray sales in 2002 came from three customers - Grolink Sales 31%; Ball Seed Company 19%; and DPT Brokerage 15%. 31% of finished plants sales were made to these customers - Walt Disney World 11%; Colorburst 8%; Dixie Green 6%; and Valley Crest 6%.

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

MARKET SEGMENT

Knox Nursery does business with over 200 independent brokers selling its pre-finished products throughout the United States. The Company has certain advantages in the Southeastern United States because of its location, and the Company run distribution system of delivery trucks. Also, with its Florida location and its warm climate, the Company escapes the high-energy costs of northern areas. This competitive advantage allows the Company to offer better prices than many of its competitors. In one popular area, the supplying of Gerbera Daisies, Knox Nursery is the largest grower and supplier of this species in the United States.

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

Hiawassee Nursery               4359 N. Hiawassee Rd.       240,000 sq. ft.
                                Orlando, Florida            (9 structures)

The 12-1/2 acres at this location have been fully developed.

Avalon Nursery               940 Avalon Road                280,000 sq. ft.
                             Winter Garden, Florida

The entire Avalon Road property is a "Master Planned Project", which will consist of four phases when fully developed.

ITEM 3. LEGAL PROCEEDINGS

The Company was involved in routine litigation that is incidental to the Business at December 31, 2002, and on the date of this report. In the opinion of management, the outcome of this litigation will not have a materially adverse effect on the Company's financial position

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on The NASD OTC Bulletin Board, under the symbol "KNUR." The first active trading in the shares of the Company began in the fourth quarter of 1998. The high and low closing inter-dealer sales prices for each quarter of the last two fiscal years are as follows:

                                    2002                 2001
                                 high   low           high   low
                                 ----   ---           ----   ---
         1st qtr                 .20    .09           .31    .19
         2nd qtr                 .16    .08           .21    .13
         3rd qtr                 .17    .08           .22    .14
         4th qtr                 .17    .09           .20    .09

As of March 27, 2003 the number of shareholders of record was 67.


The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future. The future payment of dividends is directly dependent upon future earnings of the Company, its financial requirements and other factors to be determined by the Company's Board of Directors, in its sole discretion. For the foreseeable future, it is anticipated that any earnings, which may be generated from the Company's operations, will be used to finance the growth of the Company, and that cash dividends will not be paid to Common stockholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS


The following is a discussion of the financial condition and results of operation of the Company as of December 31, 2002. This discussion and analysis should be read in conjunction with the Company's audited Financial Statements with accompanying Notes, which are included elsewhere in this Form 10-KSB.

GENERAL

Knox Nursery, Inc. founded in 1962, is located in Central Florida and has two product lines: 1) Plug trays, with sales of seedling annuals (plugs) to brokers and other nurseries throughout the United States; and 2) Finished Product, with sales of four inch annuals to wholesalers, landscapers and large final-use customers located primarily in Central Florida.



REVENUE

For the year ended December 31, 2002, revenue was $7,193,990, an increase of $814,847, or 13% from the $6,379,143 posted for the year ended December 31, 2001. The overall increase in 2002 sales is composed of a Plug tray revenue increase of 23% or $1,076,837, and a Finished Product revenue decrease of 15.7% or $261,991 from 2001, respectively. Plug sales experienced growth in customer base and sales volume for the spring season, and in revenues generated as a rooting station for Paul Ecke Farms poinsettias in the late summer. Finished Product sales plummeted due to continued economic downturn following the 9/11/01 terrorist attacks effect on the Central Florida tourism industry.

COSTS AND EXPENSES

For the year ended December 31, 2002, cost of sales was $4,452,706, a decrease of $18,902, or 0.4% from the $4,471,608 posted for the year ended December 31, 2000. By product line, Cost of sales Plugs increased $19,921 (0.6%). Cost of sales Finished Products decreased $94,076 (8.7%).

Cost factors analysis for all products shows plastic product costs (trays, pots, flats) were up $57,867 (18%); soil and growing media down $7,112 (4%); seed up $125,631 (7%) cuttings and plants purchased up $28,513 (27%); fertilizer, chemicals, other supplies, and testing up $40,778 (58%); labels and boxes down $53,624 (25%); transport & racks up $25,638 (32%); and labor up $32,889 (2%).
Costs increased generally due to higher production levels. A substantial amount of seed for fall production was acquired at a deep discount at a bankruptcy sale.

Repairs and maintenance increased $55,253 (33%) from the prior year. Vehicle and equipment repairs were up $5,149 (17%); finished product operations maintenance up $10,614 (41%); and plug product operations maintenance up $29,372 (124%). In house maintenance labor expenses were up slightly at $758 (<1%) over the year 2001.

Operating expenses for 2002 amounted to $2,143,430, an increase of $142,694 or 7% from the $2,000,736 recorded in 2001. Within operating expenses, bad debt expense was increased $100,784 over 2001 for older uncollectible invoices and product quality claims from our major customers. Knox Nursery Inc. feels that these receivables are valid but are not being honored, and has provided an allowance on the 2002 books for their potential write-off in the future. Computer support is up $41,907 due to expanded computer networking and production applications. An additional computer technician was added to the staff in the 4th quarter of 2002. Depreciation and equipment lease expenses are down $28,058 and $83,302 respectively. Most of the Hiawassee fixed assets are fully depreciated in 2002 and 2001 was the last year for the Avalon boiler equipment lease, the final buyout was capitalized in 2002. Insurance expense was up $68,780 as insurance premiums have risen in general due to higher perceived transportation liability and workman's compensation risks for our business. Payroll and related taxes are up $77,838 due to bonuses and pay increases for management and administrative staff. Propane and natural gas expense were down $31,320 due to milder winter months in 2002.

"Other, net" on the Statement of Operations increased $ 50,910 for the year ending 2002, and includes the following items:

                                         2002            2001          change
                                     -------------------------------------------
loss on fixed assets                   $   (586)     $  (15,066)     $ 14,480
miscellaneous income(expense)            10,178          11,517        (1,339)
net vending income(expense)                 427         ( 1,654)        2,081
net finance charges income(expense)      28,835        (  6,853)       35,688
                                     -------------------------------------------
total "Other, net" income(expense)     $ 38,854      $  (12,056)     $ 50,910



The Company recorded a net income from operations in 2002 of $365,038 compared to a net loss of $(496,398) in 2001, a 174% improvement of $861,436. Non-cash charges for depreciation and amortization were $678,136 in 2002 and $706,194 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company had a working capital surplus of $1,094,166, compared to a deficit of $416,002 at December 31, 2001. The Company's operations are expected to require significant capital expenditures during fiscal year 2003. The company has contracted the construction of a new shade house and a roof repair for the retract area at the Avalon Plug facility. The expected total cost for these projects is $200,000. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit agreement will be sufficient to fund operations, and capital expenditure requirements for at least the next twelve months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires recognized intangible assets determined to have a finite useful life be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the

Impairment or Disposal of Long-Lived Assets". Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with SFAS 142 until its life is determined to no longer be indefinite.

The Company adopted the provisions of SFAS No. 141 and 142 on January 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all future business combinations completed after June 30, 2001. However any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a business combination completed after June 30, 2001 will not be amortized. The adoption of SFAS No. 141 and SFAS No. 142 had no impact on the Company's operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of long-lived assets, except for certain obligations of leases. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this statement will have a material impact on our financial position or results of operations.

Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 on January 1, 2002 and SFAS No. 144 had no impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements N. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which rescind SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of

Motor Carriers". SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 will have a material impact on its results of operations or financial position.

In June 2002, the FASB issues SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on our results of operations or financial position.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR

In addition to statements of historical fact, this annual report contains forward-looking statements which are inherently subject to change, based on known and unknown risks, including but not limited to changes in the market and industry. Please refer to documents filed with the Securities and Exchange Commission for additional information on factors that could materially affect the Company's financial results.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               KNOX NURSERY, INC.


                              FINANCIAL STATEMENTS


                           December 31, 2002 and 2001



                                Table of Contents


Independent Auditors' Report ...........................    1


Financial Statements:

      Balance Sheet ....................................    2

      Statements of Operations .........................    3

      Statements of Stockholders' Equity................    4

      Statements of Cash Flows .........................    5


Notes to Financial Statements ..........................    7

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
     Knox Nursery, Inc.:


We have audited the accompanying balance sheet of Knox Nursery, Inc. (the "Company") as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knox Nursery, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.






/s/ Tedder, James, Worden & Associates, P.A.

Orlando, Florida
March 14, 2003

                               KNOX NURSERY, INC.

                                  BALANCE SHEET

                                December 31, 2002



                                     ASSETS

Current assets:
    Cash and cash equivalents                                                $    30,287
    Accounts receivable, net of allowance for doubtful
        accounts of $142,700                                                     960,704
    Inventories                                                                1,549,999
    Prepaid expenses                                                              26,402
                                                                             -----------

           Total current assets                                                2,567,392

Property, plant, and equipment, net                                            4,817,900
Due from officer                                                                  30,694
Deferred loan cost, net of accumulated amortization of $16,007                    80,037
Deposits and other assets                                                          4,401
                                                                             -----------

           Total assets                                                      $ 7,500,424
                                                                             ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank overdraft                                                           $   136,913
    Accounts payable                                                             921,988
    Accrued expenses                                                             112,837
    Line of credit                                                               173,557
    Note payable to stockholder                                                  375,000
    Current installments of long-term debt                                       295,863
    Current installments of capital lease obligations                              3,994
                                                                             -----------

           Total current liabilities                                           2,020,152

Long term liabilities:
    Long-term debt, excluding current installments                             3,772,848
    Capital lease obligations, excluding current installments                     17,780
                                                                             -----------

           Total liabilities                                                   5,810,780

Stockholders' equity:
    Preferred stock, $.001 par value, 10,000,000 shares
        authorized, none issued and outstanding                                     --
    Common stock, $.001 par value, 40,000,000 shares authorized,
        12,025,454 shares issued and outstanding                                  12,025
    Additional paid-in capital                                                 1,807,678
    Retained earnings                                                           (130,059)
                                                                             -----------

           Total stockholders' equity                                          1,689,644
                                                                             -----------

           Total liabilities and stockholders' equity                        $ 7,500,424
                                                                             ===========


See accompanying notes to financial statements.

                               KNOX NURSERY, INC.

                            STATEMENTS OF OPERATIONS

                 For the years ended December 31, 2002 and 2001


                                                                 2002              2001
                                                            ------------      ------------
Sales                                                       $  7,193,990         6,379,143
Cost of sales                                                  4,452,706         4,471,608
                                                            ------------      ------------

             Gross profit                                      2,741,284         1,907,535

Operating expenses                                             2,143,430         2,003,736
                                                            ------------      ------------

             Income (loss) from operations                       597,854           (96,201)

Other income (expense):
      Interest expense                                          (276,733)         (395,020)
      Interest and dividend income                                 5,063             6,879
      Other, net                                                  38,854           (12,056)
                                                            ------------      ------------

             Other expense, net                                 (232,816)         (400,197)
                                                            ------------      ------------

             Income (loss) before income taxes                   365,038          (496,398)

Income tax expense                                                  --                --
                                                            ------------      ------------

             Net income (loss)                              $    365,038          (496,398)
                                                            ============      ============

             Basic income (loss) per common share           $       0.03             (0.04)
                                                            ============      ============

             Weighted average common shares outstanding       12,025,454        12,025,454
                                                            ============      ============


See accompanying notes to financial statements.

                               KNOX NURSERY, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 For the years ended December 31, 2002 and 2001

                                               ADDITIONAL
                                   COMMON        PAID-IN       RETAINED
                                   STOCK         CAPITAL       EARNINGS          TOTAL
                                ----------     ----------     ----------      ----------
Balances, December 31, 2000     $   12,025      1,807,678          1,301       1,821,004

Net loss                              --             --         (496,398)       (496,398)
                                ----------     ----------     ----------      ----------

Balances, December 31, 2001         12,025      1,807,678       (495,097)      1,324,606

Net income                            --             --          365,038         365,038
                                ----------     ----------     ----------      ----------

Balances, December 31, 2002     $   12,025      1,807,678       (130,059)      1,689,644
                                ==========     ==========     ==========      ==========



See accompanying notes to financial statements.

                               KNOX NURSERY, INC.

                            STATEMENTS OF CASH FLOWS

                 For the years ended December 31, 2002 and 2001


                                                                           2002           2001
                                                                        ---------      ---------

Cash flows from operating activities:
     Net income (loss)                                                  $ 365,038       (496,398)
     Adjustments to reconcile net income (loss) to cash
        provided by operating activities:
            Depreciation and amortization                                 678,136        706,194
            Loss on disposal of assets                                        586         15,066
            Increase in the provision for bad debts                       110,200           --
            Cash provided by (used for) changes in:
               Accounts receivable                                       (391,371)        24,141
               Inventories                                               (374,212)        79,968
               Prepaid expenses                                           (11,989)         6,556
               Deposits and other assets                                     (200)        (1,600)
               Accounts payable                                          (239,565)        81,426
               Accrued expenses                                           (31,923)        21,095
                                                                        ---------      ---------

               Net cash provided by operating activities                  104,700        436,448

Cash flows from investing activities:
     Patronage received from cooperative bank                                --            6,364
     Purchase of property, plant and equipment                           (237,130)       (45,193)
     Proceeds on sale of property, plant and equipment                      3,000           --
     Increase in note receivable from officer                                --           (1,911)
     Collections on note receivable from officer                            5,160           --
                                                                        ---------      ---------

               Net cash used in investing activities                     (228,970)       (40,740)

Cash flows from financing activities:
     Payment of deferred loan costs                                       (96,044)          --
     Increase in bank overdrafts                                          136,913           --
     Net draw (repayment) on line of credit                               173,557        (50,000)
     Proceeds from stockholders                                              --           85,000
     Repayment of note payable to stockholder                             (47,000)          --
     Repayment of long-term debt                                         (303,126)      (318,671)
     Proceeds from long-term debt                                         107,462           --
     Repayment of capital lease obligations                                (1,632)          --
                                                                        ---------      ---------

               Net cash used in financing activities                      (29,870)      (283,671)
                                                                        ---------      ---------

               Net (decrease) increase in cash and cash equivalents      (154,140)       112,037

Cash and cash equivalents at beginning of year                            184,427         72,390
                                                                        ---------      ---------

Cash and cash equivalents at end of year                                $  30,287        184,427
                                                                        =========      =========


See accompanying notes to financial statements.

                               KNOX NURSERY, INC.

                 For the years ended December 31, 2002 and 2001

                                                                              2002          2001
                                                                           ===========     =======

Supplemental disclosure of cash flow information:
     Cash paid for:
         Interest                                                          $   315,018     362,960
                                                                           ===========     =======

         Income taxes                                                      $      --          --
                                                                           ===========     =======

Supplemental disclosure of noncash investing and
     financing activities:
     Acquisition of equipment under capital lease                          $    23,406        --
                                                                           ===========     =======

     Refinanced long-term debt                                             $ 3,587,469        --
                                                                           ===========     =======

     Repayment of line of credit during refinancing                        $   550,000        --
                                                                           ===========     =======

     Acquisition of equipment through lease buy-out
         during refinancing                                                $    47,068        --
                                                                           ===========     =======

     Equipment returned to vendor recorded in
         accounts receivable                                               $      --        45,000
                                                                           ===========     =======



See accompanying notes to financial statements.

                               KNOX NURSERY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)      DESCRIPTION OF BUSINESS

                  Knox Nursery, Inc. (the "Company") is a Florida corporation established in 1962, having its offices in Orlando, Florida. The Company is a wholesale plant nursery specializing in sales of seedling annuals (plugs) to brokers and other nurseries located throughout the United States and Canada; and sales of potted annuals to wholesalers, landscapers, and large final-use customers located primarily in Central Florida.

         (B)      REVENUE RECOGNITION

                  Revenue is recognized when the product is shipped and the risk of loss transfers.

         (C)      CASH EQUIVALENTS

                  Cash equivalents represent short-term, highly liquid commercial paper readily convertible to cash.

         (D)      ACCOUNTS RECEIVABLE

                  Accounts receivable are recorded at net realizable value. The allowance for doubtful accounts is estimated using the allowance method based upon historical experience. The allowance is reviewed periodically and adjusted for accounts deemed uncollectible by management.

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

                                                         ESTIMATED USEFUL LIVES
                                                         ----------------------

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

         (J)      BASIC INCOME (LOSS) PER COMMON SHARE

                  Basic per share amounts are based on the weighted average number of common stock issued and outstanding during each year. Diluted income per share would be computed in a manner consistent with that of basic per share amounts while giving effect to the potential dilution that could occur if the company had instruments, that if exercised, would dilute the issued and outstanding common stock. The Company has no such instruments.

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

         (M)      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they are receivable or payable on demand. The fair value of the Company's debt, including amount due to stockholder, is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Fair value of these financial instruments also approximates their carrying values due to their proximity to current market rates.

         (N)      CONCENTRATIONS OF CREDIT RISK

                  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. At various times throughout fiscal 2002 and 2001, cash balances held at financial institutions were in excess of federally insured limits.

                  The Company delivers products throughout the United States of America. The majority of the Company's sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in their areas.

                  The Company's three primary plug customers account for 64% of total plug sales. The Company's three largest finished plant customers account for 24% of finished plant sales.


(2)      INVENTORIES

                  Inventories at December 31, 2002 consisted of:

             Work in process                                $       1,429,000
             Materials and supplies                                   120,999
                                                            --------------------

             Total inventories                              $       1,549,999
                                                            ====================


(3)      PROPERTY, PLANT, AND EQUIPMENT

                  Property, plant, and equipment at December 31, 2002 consisted of the following:

             Land                                            $         272,169
             Buildings and improvements                              7,472,823
             Machinery and equipment                                 1,751,246
             Automotive equipment                                      308,794
             Office furniture and equipment                            413,874
             Construction in progress                                  134,737
                                                             -------------------
                                                                    10,353,643
             Less accumulated depreciation                          (5,535,743)
                                                             -------------------

                 Total property, plant and equipment, net    $       4,817,900
                                                             ===================

       Depreciation expense amounted to $651,963 and $683,058 for the years ended December 31, 2002 and 2001, respectively. Management has reviewed long-lived assets for impairment and determined that the carrying value of the assets is recoverable.


(4)    LINE OF CREDIT

       Line of credit consisted of the following at December 31, 2002:

              Line of credit ($600,000 limit at December
              31, 2002) with interest only payments equal
              to the three-month U.S. LIBOR rate plus
              margin points (4.875% as of December 31,
              2002). Margin points are determined in May
              of each year (3.5% at December 31, 2002) and
              are based on the Company's debt leverage
              ratio on the reset date. The line of credit
              matures in July 2003, at which time all
              unpaid principal and accrued interest are due.
              This line of credit is collateralized
              by a real estate security agreement,
              and also personally guaranteed
              by the majority stockholders.                   $         173,557
                                                              =================


(5)    LONG-TERM DEBT

       Long-term debt consisted of the following at December 31, 2002:

              Commercial loan at a variable rate of
              interest equal to the three-month U.S. LIBOR
              rate plus margin points (4.875% as of
              December 31, 2002). Margin points are
              determined in May of each year (3.5% at
              December 31, 2002) and are based on the
              Company's debt leverage ratio on the reset
              date. Due in 60 monthly principal
              installments of $23,844 plus interest with a
              final balloon payment of all unpaid
              principal and accrued interest on March 1,
              2007. The loan is collateralized by a real
              estate security agreement and is personally
              guaranteed by the majority stockholders. The
              loan is subject to restrictive financial
              covenants including debt coverage, leverage,
              current and quick ratios as well as the
              maintenance of working capital and net
              worth at specified levels.                      $       4,053,804

              Commercial loan with interest at a fixed
              rate of 9.0%, due in 60 equal monthly
              installments of $898 ending August 1, 2004.
              The loan is collateralized by a vehicle.                   14,907
                                                              -----------------

                  Total long-term debt                                4,068,711
                  Less current installments                             295,863
                                                              -----------------

                  Total long-term debt, excluding
                     current installments                     $       3,772,848
                                                              ==================

       In March 2002, the Company refinanced the majority of its long-term debt. Refinanced long-term debt amounted to $4,292,000, of which $4,137,469 was used to pay-off the Company's previously existing construction loan, one of its commercial loans, and its $550,000 line of credit. In addition, $47,068 were used to purchase equipment through a lease buy-out option.

       Loan costs of $96,044 were paid in conjunction with the refinancing and are being amortized over the life of the loan using a method, that closely approximates the effective interest method. For the year ended December 31, 2002, amortization expense totaled $26,173.

       Aggregate principal maturities for the years subsequent to December 31, 2002 are as follows:

                              2003                 $         295,863
                              2004                           291,310
                              2005                           286,133
                              2006                           286,133
                              2007                         2,909,272
                                                   --------------------

                                                   $       4,068,711
                                                   ====================


(6)    LEASE COMMITMENTS

       The Company leases various office furniture and equipment under non-cancelable capital leases. The gross amount of assets and accumulated amortization recorded under capital leases are $23,406 and $2,054, respectively. Amortization expense related to assets recorded under capital leases is included as a component of depreciation expense and totaled $2,054 for the year ended December 31, 2002. There were no assets under non-cancelable capital leases during the year ended December 31, 2001 and accordingly no amortization expense was incurred.

       The following is a schedule of future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments:

            YEAR ENDED DECEMBER 31,

                      2003                                        $     5,796
                      2004                                              5,796
                      2005                                              5,796
                      2006                                              5,796
                      2007                                              3,510
                                                                  --------------

            Total minimum lease payments                               26,694
            Lease amount-representing interest (8.901% - .092%)         4,920
                                                                  --------------

            Present value of net minimum lease payments                21,774
            Less current installments                                   3,994
                                                                  --------------

                  Capital lease obligations, excluding
                        current installments                      $    17,780
                                                                  ==============

(7)    INCOME TAXES

       For the years ended December 31, 2002 and 2001, the Company incurred no current or deferred income tax expense. Total income tax expense for the year ended December 31, 2002 and 2001 differed from amounts computed by applying the U.S. federal income tax rate of 34% to net income before income taxes as a result of the following:

                                                      2002           2001
                                                   ---------      ---------

Computed "expected" tax benefit                    $ 124,113       (168,775)
Increase (reduction) in income taxes resulting
   from:
   State income tax benefit, net of federal
      income tax benefit                                --          (14,516)
   Non-deductible expenses                             2,492          4,913
   General business credits                           19,799           --
   Change in valuation allowance                    (146,404)       178,378
                                                   ---------      ---------

                                                   $    --             --
                                                   =========      =========

       The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2002 were as follows:

             Deferred tax assets:
                 General business credits                        $      73,993
                 Net operating loss carry forward                    1,492,038
                 Allowance for bad debts                                53,655
                 Related party accrued interest                         12,634
                                                                 --------------

                        Total gross deferred tax assets              1,632,320
                        Less valuation allowance                      (275,610)
                                                                 --------------

                        Net deferred tax assets                      1,356,710

             Deferred tax liabilities:
                 Inventory                                             582,800
                 Property, plant, and equipment, principally
                   due to differences in depreciation                  773,910
                                                                 --------------

                        Total gross deferred tax liabilities         1,356,710
                                                                 --------------

                        Net deferred tax                         $     -
                                                                 ==============

       At December 31, 2002, the Company had net operating loss carry forwards of approximately $5,014,000 for the state of Florida and $3,789,000 for federal income tax purposes, which are available to offset future taxable income, if any, through 2021. The Company also had general business credit carry forwards for federal income tax purposes of approximately $73,993 which are available to reduce future federal income taxes, if any, through 2009.


(8)    PROFIT SHARING PLAN

       The Company has established a voluntary employee 401(k) savings plan available to all employees who meet certain eligibility requirements. The plan provides for a matching contribution by the Company of the employee's contribution to the plan not to exceed certain specified limits. During the years ended December 31, 2002 and 2001, total Company contributions to the plan were $19,233 and $20,363, respectively.


(9)    ADVERTISING COSTS

       Advertising costs for the years ended December 31, 2002 and 2001 amounted to $11,818 and $14,396, respectively.


(10)   RELATED PARTY TRANSACTIONS

       As of December 31, 2002, the Company had an amount due from an officer of $30,694. The Company also had a note payable to a stockholder amounting to $375,000 with accrued interest thereon of $33,760. The note bears interest at 8%, is unsecured, and there are no repayment terms.

(11)   RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, SFAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires recognized intangible assets determined to have a finite useful life be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with SFAS 142 until its life is determined to no longer be indefinite.

       The Company adopted the provisions of SFAS No. 141 and 142 on January 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all future business combinations completed after June 30, 2001. However any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a business combination completed after June 30, 2001 will not be amortized. The adoption of SFAS No. 141 and SFAS No. 142 had no impact on the Company's operations.

       In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of long-lived assets, except for certain obligations of leases. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this statement will have a material impact on our financial position or results of operations.

       Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 on January 1, 2002 and SFAS No. 144 had no impact on the Company's financial position or results of operations.

       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements N. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which rescind SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 45 will have a material impact on its results of operations or financial position.

       In June 2002, the FASB issues SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on our results of operations or financial position.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, the accountants for the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Our directors, executive officers, and key employees are as follows:

          Name                   Age                Position with the Company      Director Since
          ----                   ---                -------------------------      --------------
     Bruce R. Knox                37                President and Director               1986
     James M. Knox                41                Vice President and Director          1983
     M. Nadine Knox               68                Director                             1978

BRUCE R. KNOX, PRESIDENT

Bruce R. Knox was born in Orlando, Florida on October 5, 1965. He graduated from Bishop Moore High School in May 1983 and soon entered the family business. Bruce began in production and has been a supervisor in all areas of the nursery, culminating with his appointment as President in March 1995.

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

Bruce has done extensive travel researching nursery automation systems in the United States and Europe. The benefits of this research resulted in the construction of one of the most technologically advanced greenhouse ranges in the world, Knox Nursery's Avalon Plug Production Facility, which opened in February 1997.

JAMES M. (MONTY) KNOX, III, VICE PRESIDENT

Monty Knox was born on January 23, 1962 in Orlando, Florida. Monty graduated from Bishop Moore High School in May 1980 and attended the University of Central Florida. He joined Knox Nursery in October 1983. Monty started in production, planning and sales. Monty was appointed Vice President in January 1987.

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


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to the compensation paid by the Company for the years 2001 and 2002, as well as proposed compensation for 2003.


       Name and                                          Annual Compensation
      Principal                                          -------------------
       Position                       Year           Salary         Bonus          Other
--------------------------------------------------------------------------------------------

Bruce R. Knox
President, Director                   2003           78,000           -0-               -0-
                                      2002           77,500           -0-               -0-
                                      2001           52,000           -0-               -0-

James M. Knox, III
VP, Director                          2003           28,600            -0-                -0-
                                      2002           32,714            -0-                -0-
                                      2001           25,000            -0-                -0-

M. Nadine Knox
Secretary/Treasurer
Director                              2003               -0-           -0-                -0-
                                      2002               -0-           -0-                -0-
                                      2001               -0-           -0-                -0-

Footnotes:

1. In 1996, the Company loaned James M. Knox, III $5,000, repayment of which has been forgiven and included in his annual compensation. In 1997, 1998, and 1999 Mr. Knox received 1099's reflecting the forgiven debt and interest. Mr. Knox borrowed $38,500 in 2000, the Company purchased a car from Mr. Knox for $6000, applying the payment to his outstanding loan balance. Mr. Knox received a 1099 reflecting $5,000 of forgiven debt for 2002.

2. No other forms of compensation were received by the above principals. Section 16(a) Beneficial Ownership Reporting Compliance: The Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2001, failed to file on a timely basis reports required by Section 16(a) of the securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance:

    The Company is not aware of any director, officer, or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2001, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following tables set forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2002 by (1) each person (or group of affiliated persons) who to the knowledge of the Company is the beneficial owner of five percent or more of the Company's outstanding Common Stock, (2) each Director and each named Executive Officer of the Company. Except as otherwise noted, the Company believes that the persons listed in this table have sole voting and investment power respecting all shares of Common Stock owned by them. The business address of each Director and Executive Officer listed below is the Company's corporate address, 4349 N. Hiawassee Road, Orlando, Florida, 32818.


Table 1. Security Ownership of Certain Beneficial Owners

                   Name and Address of        Amount and Nature     Percent
Title of Class     Beneficial Owner          of Beneficial Owner    of Class
--------------     -------------------       -------------------    --------

Common Stock       James M. Knox, Jr.               603,950             5.0%
                   (Former President)
                   11056 Bayshore Drive
                   Windermere, Florida

Table 2. Security Ownership of Management and Director

Common Stock       Bruce R. Knox                  2,310,616            19.2%
                   6613 Abeydon Ct.
                   Orlando, Florida 32818

Common Stock       James M. Knox, III             2,310,616            19.2%
                   4349 N. Hiawassee Rd.
                   Orlando, Florida 32818

Common Stock       M. Nadine Knox                 2,310,618            19.2%
                   11056 Bayshore Drive
                   Windermere, Florida


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had the following transactions with related parties:

M. Nadine Knox (director) loaned the Company $295,000 in 1999 and $352,000 in 2000 and was repaid $310,000 in 2000. M. Nadine Knox loaned the Company $85,000 on 1/31/01. M. Nadine Knox received a principle payment of $47,000 on 12/31/02. The balance payable to M. Nadine Knox was $375,000 at December 31, 2002.

On 10/8/02 Bruce R. Knox borrowed $12, 500 from the Company and repaid the loan on 12/31/02.

James M. Knox, III (officer) borrowed $38,500 in 2000. In 2000 the Company purchased a car from James M. Knox III, and applied the purchase price to interest and principle owed leaving an outstanding balance $33,943. On 9/30/02 $5,000 of the principal was repaid through a bonus and on 12/31/02 $2,000 was repaid.

Dean Dowda (minority shareholder) loaned the Company $100,000 on 1/31/01. The Company repaid the loan in June of 2001.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Exhibits:
Ex-99.1 Certifications of Chief Executive Officer and Chief Financial Officer.

No current reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2003.


ITEM 14. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company's Security Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. In designating and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

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

Date: March 31, 2003                     /s/   BRUCE R. KNOX


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

          Name                          Title                 Dates
          ----                          -----                 -----

/s/    Bruce R. Knox                President            March 31, 2003
       -------------                Director
       Bruce R. Knox

/s/    James M. Knox, III           Vice President       March 31, 2003
       ------------------           Director
       James M. Knox, III

/s/    M. Nadine Knox               Director             March 31, 2003
       --------------
       M. Nadine Knox