Form 10QSB
period 2003-03-31
KNOX NURSERY INC /FL
filed 2003-05-15
CIK 1053389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]       Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2003.

[  ]       Transition report under Section 13 or 15(d) of the Exchange Act of 1934 for the transition period from _______ to _______

Commission file number    0-27805.

KNOX NURSERY, INC.

(Exact name of registrant as specified in its charter.)

Florida	59-1787808

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4349 N. Hiawassee Road, Orlando, FL	32818

(Address of principle executive offices)	(Zip Code)

(407) 293-3721
(Registrant’s telephone number, including area code)

Number of shares of the registrant’s common stock, par value $.001 per share, outstanding as of March 31, 2003 is 12,025,454, and there were 80 stockholders of record.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES [X]       NO [  ]

Transitional Small Business Disclosure Format [CHECK ONE]:

YES [  ]       NO [X]

(Continued)

KNOX NURSERY, INC.
INDEX

PART I. Financial Information
Item 1. Financial Statements (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations
Item 3. Controls and Procedures
PART II. Other Information
SIGNATURES
EXHIBITS 99.1

(Continued)

PART I

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

KNOX NURSERY, INC.

BALANCE SHEET

March 31, 2003

(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,335
Trade accounts receivable, net	2,707,342
Inventories	1,222,873
Prepaid expenses	54,088

Total current assets	3,989,638
Due from Officer	31,073
Property, plant and equipment, net	4,789,497
Deferred loan cost, net	75,235
Deposits and other assets	4,401

Total assets	$8,889,844

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,801,401
Accrued expenses	62,294
Line of credit	457,578
Note payable to stockholders	375,000
Current installments of long-term debt	314,686
Current installments of capital lease obligations	3,994

Total current liabilities	3,014,953
Long Term Liabilities:
Long-term debt, excluding current installments	3,680,120
Capital lease obligations,excluding current installments	16,815

Total liabilities	6,711,888
Stockholders’ equity:
Common stock	12,025
Additional paid-in capital	1,807,678
Retained earnings	358,253

Total stockholders’ equity	2,177,956

Total liabilities and stockholders’ equity	$8,889,844

See accompanying notes to financial statements.

(Continued)

KNOX NURSERY, INC.

Statements of Operations

For the three months ended March 31, 2003 and 2002

	2003	2002

	(Unaudited)	(Unaudited)
Sales	$3,468,435	$2,698,823
Cost of sales	2,354,472	1,563,133

Gross profit	1,113,963	1,135,690
Operating expenses	583,942	510,778

Income from operations	530,021	624,912
Other income (expense):
Interest expense	(65,145)	(97,938)
Interest and dividend income	460	478
Other, net	22,975	15,159

Total other expense	(41,710)	(82,301)

Net income before income taxes	488,311	542,611
Income tax benefit	—	—

Net income	$488,311	$542,611

Basic earnings per common share	$0.041	$0.045

Weighted average common shares outstanding	12,025,454	12,025,454

See accompanying notes to financial statements.

(Continued)

KNOX NURSERY, INC.

Statements of Cash Flow
For the three months ended March 31, 2003 and 2002

	2003	2002

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$488,311	$542,611
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	165,211	183,097
Gain on sale of property, plant, and equipment	(1,000)	—
Cash provided by (used for) changes in:
Trade accounts receivable	(1,746,638)	(1,218,903)
Inventories	327,126	(4,510)
Prepaid expenses	(27,686)	(61,929)
Bank overdraft	(136,913)	—
Accounts payable	879,413	210,256
Accrued expenses	(146,493)	(15,193)

Net cash used in operating activities	(198,667)	(364,571)

Cash flows from investing activities:
Purchase of property, plant and equipment	(36,057)	(19,750)
Proceed from sale of property, plant, and equipment	1,000	—
Investment in cooperative	—	(1,000)
Issuance of note receivable to officer	(379)	(478)

Net cash used in investing activities	(35,436)	(21,228)
Cash flows from financing activities:
Proceeds from short-term debt	1,063,782	491,397
Proceeds from long-term debt	—	4,100,603
Repayment of short-term debt	(779,761)	(850,185)
Repayment of long-term debt	(73,905)	(3,369,237)
Payment of deferred loan costs	—	(96,044)
Repayment of capital lease obligations	(965)	—

Net cash provided by financing activities	209,151	276,534

Net decrease in cash and cash equivalents	(24,952)	(109,265)
Cash and cash equivalents at beginning of period	30,287	184,427

Cash and cash equivalents at end of period	$5,335	$75,162

See accompanying notes to financial statements

(Continued)

KNOX NURSERY, INC.

Notes to Financial Statements
March 31, 2003

1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited condensed financial statements for the three months ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed financial statements contain all adjustments, which in the opinion of management are considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2002 financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

(b)	Basic Income per Common Share

Basic income per share amounts are based on the weighted average number of shares of common stock issued and outstanding during each year. Diluted income per share would be computed in a manner consistent with that of basic income per share while giving effect to the potential dilution that could occur if the company had an instrument, that if exercised, would dilute the issued and outstanding common stock. The Company has no such instruments.

(c)	Concentrations of Credit Risk

The Company’s plug sales to its four primary customers account for 71.9% of total plug sales. The Company’s four largest finished plant customers account for 49.5% of finished plant sales.

(Continued)

(d)	Reclassifications

Certain amounts in the 2001 financial statements have been reclassified for comparative purposes to conform to the presentation in the 2002 financial statements. The results of these reclassifications had no effect on stockholder’s equity.

(2)	Inventories

Inventories at March 31, 2003 consisted of:

2003

Work in process	$1,101,885
Materials and supplies	120,988

Total inventories	$1,222,873

(3)	Line of Credit

Line of credit consists of the following at March 31, 2003:

Line of credit ($600,000 limit at March 31, 2003) with interest only payments equal to the three-month U.S. LIBOR rate plus margin points (4.875% as of March 31, 2003). Margin points are determined in May of each year (3.5% at March 31, 2003) and are based on the Company’s debt leverage ratio on the reset date. The line of credit matures in July 2003, at which time all unpaid principal and accrued interest are due. The credit line is collateralized by a real estate security agreement, and is also personally guaranteed by the majority stockholders	$457,578

(4)	Long-Term Debt

Long-term debt consists of the following at March 31, 2003:

Commercial loan at a variable rate of interest equal to the three-month U.S. LIBOR rate plus margin points (4.875% as of March 31, 2003). Margin points are determined in May of each year (3.5% at March 31, 2003) and are based on the Company’s debt leverage ratio on the reset date. Due in 60 monthly principal installments of $23,844 plus interest with a final balloon payment of all unpaid principal and accrued interest on March 1, 2007 The loan is collateralized by a real estate security agreement and is personally guaranteed by the majority stockholders. The loan is subject to restrictive financial covenants including debt coverage, leverage, current and quick ratios, as well as the maintenance of working capital and net worth at specified levels
$3,982,271
Commercial loan with interest at a fixed rate of 9.0%, due in 60 equal monthly installments of $898 ending August 1, 2004. The loan is collateralized by a vehicle	12,535

Total long-term debt	3,994,806
Less current installments	314,686

Total long-term debt, excluding current installments	$3,680,120

(Continued)

Aggregate principal maturities for the years subsequent to March 31, 2003 are approximately as follows:

2004	$220,597
2005	221,812
2006	234,832
2007	3,317,565

$3,994,806

(Continued)

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

REVENUE

For the three months ended March 31, 2003, revenue was $3,468,435, an increase of $769,612, or 28.5% from the $2,698,823 posted for the quarter ended March 31, 2002. Plug tray sales amounted to $3,178,380, an increase of $791,091, or 33.1%, over the $2,387,289 achieved in 2002. Plug sales continue to increase from improved productivity and efficiency in the production process. Finished Products sales decreased $20,255 to $291,330 for the first quarter of 2002, compared to $311,585 in 2002. Finished products sales continue to decline due to a combination of factors and a softer economy than in prior years for this less-specialized product line.

COSTS AND EXPENSES

For the three months ended March 31, 2003, cost of sales was $2,354,472, an increase of $791,339, or 50.6% from the $1,563,133 posted for the quarter ended March 31, 2002. By product line, Cost of sales Plugs increased $763,697 (56.4%) and Cost of sales Finished Products increased $5,613 ( 3.7%).

Analysis for significant increases in cost factors for all products delivered shows plastic product costs (trays, pots, flats), and growing media up $94,167 (9%); seed up $372,508 (15%) cuttings and plants purchased up $94,975 (475%); fertilizer, chemicals, other supplies, and testing up $44,728 (59%); labels, boxes, Fedex up $38,481 (41%); over the road transport & racks up $15,132 (69%); and labor up $109,319 (24%). Costs increased generally due to higher production levels.

Repairs and maintenance increased $22,029 (38%) from the prior year. Vehicle and equipment repairs were up $7,672 (120%); finished product operations maintenance up $1,039 (8%); and plug product operations maintenance up $7,095 (52%). In house maintenance labor expenses were up $6,223 (25%) over the first three months of 2002. There were no specifically notable reasons beyond general wear and tear and personnel cost increases for the higher repair and maintenance costs.

(Continued)

Operating expenses for the first three months of 2003 amounted to $583,942, an increase of $73,164, or 14.3% from the $510,778 recorded in the first quarter of 2002. Within operating expenses propane and natural gas showed the largest increase, $48,113 or 537.6% over the previous year, due to a colder winter in Central Florida. Insurance expense is up $23,362 (35.6%) due to rising liability and workers compensation policy costs. Payroll taxes are up $13,927 (28.7%) due to higher employment levels during the peak season. Taxes and Licenses are down $11,460 (84%) due to timing.

“Other, net” on the Statement of Operations increased $ 6,593 for the first three months of 2003, and includes the following items:

	2003	2002	change

miscellaneous income	18,081	7,814	10,267
net vending income (expense)	801	(371)	1,172
net finance charges income	4,093	7,716	(3,623)

total “Other, net” income	$22,975	$15,159	$7,816

The Company recorded net income in the quarter ended March 31, 2003 of $488,311 compared to net income of $542,611 at March 31,2002, a decrease of $54,300. Non-cash charges for depreciation and amortization were $165,212 for the three months ended March 31, 2003, and $183,097 for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company had a working capital surplus of $974,685, $583,069 higher than March 31, 2002 ( driven by the increase in Accounts Receivable), and $119,481 lower than the year end 2002. The Company believes future working capital and capital expenditure requirements can be met from cash provided from operating activities, existing cash balances, and borrowings available under the existing line of credit.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of long-lived assets, except for certain obligations of leases. SFAS No. 143 was effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a material impact on our financial position or results of operations.

(Continued)

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements N. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which rescind SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that Statement, and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 was effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company’s results of operations or financial position.

In June 2002, the FASB issues SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 had no impact on the Company’s results of operations or financial position.

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

ITEM 3.   CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the Company’s Security Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. In designating and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

(Continued)

PART II. OTHER INFORMATION

There are no reportable events for items 1 through 6

KNOX NURSERY, INC.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOX NURSERY, INC.
Registrant

Date: May 15, 2003	/s/	BRUCE R. KNOX

Bruce R. Knox
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report Is signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.

	Name	Title	Dates

/s/	Bruce R. Knox Bruce R. Knox	President Director	May 15, 2003

/s/	James M. Knox, III James M. Knox, III	Vice President Director	May 15, 2003

/s/	M. Nadine Knox M. Nadine Knox	Director	May 15, 2003

(Continued)

CERTIFICATIONS

I, Bruce R. Knox certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Knox Nursery, Inc.

2.	Based on my knowledge, this quarterly report does not include any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Bruce R. Knox
President and Chief Executive Officer
Secretary & Treasurer and Chief Financial Officer