Form 10QSB
period 2003-06-30
KNOX NURSERY INC /FL
filed 2003-08-14
CIK 1053389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2003.

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934 for the transition period from_____________ to______________.

Commission file number 0-27805.

KNOX NURSERY, INC.

(Exact name of registrant as specified in its charter.)

Florida	59-1787808

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4349 N. Hiawassee Road, Orlando, FL (Address of principle executive offices)	32818 (Zip Code)

(407) 293-3721

(Registrant’s telephone number, including area code)

Number of shares of the registrant’s common stock, par value $.001 per share outstanding as of June 30, 2003 is 12,025,454, and there were 68 stockholders of record.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          YES ☒    NO ☐

Transitional Small Business Disclosure Format [check one]:

YES ☐   NO ☒

(Continued)

KNOX NURSERY, INC.
INDEX

PART I	Financial Information

Item 1. Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

PART II	Other Information

SIGNATURES

EXHIBIT 31

EXHIBIT 32

PART I

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

KNOX NURSERY, INC.
BALANCE SHEET
June 30, 2003

Assets
(Unaudited)
Current assets:
Cash and cash equivalents	$350,376
Trade accounts receivable, net	1,229,751
Inventories	702,731
Prepaid expenses	81,859

Total current assets	2,364,717
Due from Officer	21,452
Property, plant and equipment, net	4,652,429
Deferred loan cost, net	70,432
Deposits and other assets	4,401

Total assets	$7,113,431

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$383,871
Accrued expenses	25,116
Note payable to stockholders	375,000
Current installments of long-term debt	319,025
Current installments of capital lease obligations	3,994

Total current liabilities	1,107,006
Long Term Liabilities:
Long-term debt, excluding current installments	3,601,815
Capital lease obligations, excluding current installments	15,495

Total liabilities	4,724,316
Stockholders’ equity:
Common stock	12,025
Additional paid-in capital	1,807,678
Retained earnings	569,412

Total stockholders’ equity	2,389,115

Total liabilities and stockholders’ equity	$7,113,431

See accompanying notes to financial statements.

(Continued)

KNOX NURSERY, INC.

Statements of Operations
For the six months ended June 30, 2003 and 2002

	2003	2002

	(Unaudited)	(Unaudited)
Sales	$5,667,881	$4,711,381
Cost of sales	3,772,833	2,771,521

Gross profit	1,895,048	1,939,860
Operating expenses	1,133,609	973,198

Income from operations	761,439	966,663
Other income (expense):
Interest expense	(124,161)	(148,282)
Interest and dividend income	30,338	955
Other, net	31,856	26,472

Total other expense	(61,967)	(120,855)

Net income before income taxes	699,472	845,807
Income tax benefit	—	—

Net income	$699,472	$845,807

Basic earnings per common share	$0.058	$0.070

Weighted average common shares outstanding	12,025,454	12,025,454

See accompanying notes to financial statements.

(Continued)

KNOX NURSERY, INC.

Statements of Operations

For the three months ended June 30, 2003 and 2002

	2003	2002

	(Unaudited)	(Unaudited)
Sales	$2,200,446	$2,012,507
Cost of sales	1,418,361	1,208,389

Gross profit	782,085	804,119
Operating expenses	549,667	462,421

Income from operations	232,418	341,700
Other income (expense):
Interest expense	(59,016)	(50,344)
Interest and dividend income	29,878	477
Other, net	7,881	11,364

Total other expense	(21,257)	(38,503)

Net income before income taxes	211,161	303,197
Income tax benefit	—	—

Net income	$211,161	$303,197

Basic earnings per common share	$0.018	$0.026

Weighted average common shares outstanding	12,025,454	12,025,454

See accompanying notes to financial statements.

(Continued)

KNOX NURSERY, INC.

Statements of Cash Flow
For the six months ended June 30, 2003 and 2002

	2003	2002

	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$699,472	$845,807
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	330,424	337,389
Gain on disposal of assets	(1,000)	—
Cash provided by (used for) changes in:
Trade accounts receivable	(269,047)	(129,313)
Inventories	847,268	466,385
Prepaid expenses	(55,458)	(76,630)
Deposits and other assets	—	(2,280)
Accounts payable	(538,117)	(909,544)
Accrued expenses	(87,722)	(62,430)

Net cash provided by operating activities	925,820	469,384

Cash flows from investing activities:
Purchase of property, plant and equipment	(155,348)	(35,332)
Issuance of note receivable to officer	(758)	(955)
Investment in cooperative	—	(1,002)
Repayment of note receivable from officer	10,000	—
Proceeds from sale of property, plant, and equipment	1,000	—

Net cash used in investing activities	(145,106)	(37,289)
Cash flows from financing activities:
Decrease in bank overdrafts	(136,913)	—
Repayment of capital lease obligations	(6,279)	—
Proceeds from short-term debt	1,942,410	—
Proceeds from long-term debt	—	3,785,772
Repayment of short-term debt	(2,115,967)	(550,000)
Repayment of long-term debt	(143,876)	(3,369,237)
Payment of deferred loan costs	—	(96,044)

Net cash used in financing activities	(460,625)	(97,223)

Net increase in cash and cash equivalents	320,089	334,872
Cash and cash equivalents at beginning of period	30,287	184,427

Cash and cash equivalents at end of period	$350,376	$519,299

See accompanying notes to financial statements

(Continued)

KNOX NURSERY, INC.

Notes to Financial Statements
June 30, 2003

1) Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited condensed financial statements for the three and six months ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed financial statements contain all adjustments, which in the opinion of management are considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2002 financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

The Company’s plug sales to its four primary customers account for 73.4% of total plug sales. The Company’s four largest finished plant customers account for 45.2% of finished plant sales.

(d)	Reclassifications

Certain amounts in the 2002 financial statements have been reclassified for comparative purposes to conform to the presentation in the 2003 financial statements. The results of these reclassifications had no effect on net income or cash flows previously reported.

(Continued)

(2)	Inventories

Inventories at June 30, 2003 consisted of:

2003

Work in process	$581,743
Materials and supplies	120,988

Total inventories	$702,731

(3)	Line of Credit

Line of credit consists of the following at June 30, 2003:

Line of credit ($600,000 limit at June 30, 2003) with interest only payments equal to the three-month U.S. LIBOR rate plus margin points (4.125% as of June 30, 2003). Margin points are determined in May of each year (3% at June 30, 2003) and are based on the Company’s debt leverage ratio on the reset date. The credit line is collateralized by a real estate security agreement, and is also personally guaranteed by the majority stockholders. The line of credit matured in July 2003 and was renewed for a two-year period expiring in July 2005.	$—

(4)	Long-Term Debt

Long-term debt consists of the following at June 30, 2003:

Commercial loan at a variable rate of interest equal to the three-month U.S. LIBOR rate plus margin points (4.125% as of June 30, 2003). Margin points are determined in May of each year (3% at June 30, 2003) and are based on the Company’s debt leverage ratio on the reset date. Due in 60 monthly principal installments of $23,844 plus interest with a final balloon payment of all unpaid principal and accrued interest on March 1, 2007. The loan is collateralized by a real estate security agreement and is personally guaranteed by the majority stockholders. The loan is subject to restrictive financial covenants including debt coverage, leverage, current and quick ratios, as well as the maintenance of working capital and net worth at specified levels.
$3,910,737
Commercial loan with interest at a fixed rate of 9.0%, due in 60 equal monthly installments of $898 ending August 1, 2004. A vehicle collateralizes the loan.	10,103

Total long-term debt	3,920,840
Less current installments	319,025

Total long-term debt, excluding current installments	$3,601,815

(Continued)

      Aggregate principal maturities for the years subsequent to June 30, 2003 are approximately as follows:

2004	$319,025
2005	221,812
2006	234,832
2007	3,145,171

$3,920,840

(5)	Contingencies

The Company is party to a number of legal actions and other matters arising in the ordinary course of its business. While the results of these matters cannot be predicted with certainty, the Company believes that the final outcome of these matters will not have a materially adverse effect on the Company’s financial condition.

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

RESULTS OF OPERATIONS

Comparison of six months ended June 30, 2003 to June 30, 2002 and comparison of second quarter ended June 30, 2003 to second quarter ended June 30, 2002

For the first six months of 2003 net sales reached $5,667,881, an increase of $956,500 (20%) from the $4,711,381 posted for the six months ended June 30, 2002. Plug tray sales amounted to $4,981,321, an increase of $965,770 (24%), over the $4,015,551 achieved in 2002. Finished Products sales decreased $9,270 (1%) to $686,561 for the first six months of 2003, compared to $695,830 in 2002. For the quarter revenues increased $187,939 (9%) to $2,200,446. Plug trays sales increased $176,954 (11%). Finished Products sales increased $10,985 (3%). The increase in Finished Product sales for the quarter is attributable to new business with a Home Depot supplier. Plug sales continue to increase from improved productivity and efficiency in the production process. Declines in finished products sales are expected to level off in the second half of 2003 as a new vegetative program begins in the Fall.

For the first six months of 2003 cost of sales was $ 3,772,833, an increase of $1,001,312 (36%) from the $2,771,521 posted as of June 30, 2002. Gross profit margin fell to 33% compared to 41% for the same period in 2002. Cost factors are up in almost all areas of production including; labor added $194,234 (23%), cutting and plant purchases $109,643 (318%), seed purchases $205,212 (27%), transport and racks costs $62,336 (78%), inventory work in process carried forward from 12/31/02 inventory over the prior year were up $374,212 (32%); and maintenance increased $23,918 (20%). Looking at the quarter ended June 30, 2003 costs were higher in comparison to the same period a year ago. Cost of sales rose 17% to $1,418,361 including increases for these major cost areas: labor costs $84,915 (23%); transport and racks $28,116 (49%); trays and flats $26,828 (104%), cuttings and plants purchased $13,984 (97%). Gross profit for this three-month period was down $22,034 (3%) to $782,085, compared to the second quarter of 2002.

(Continued)

Operating expenses for the first six months of 2003 amounted to $1,133,609, an increase of $ 160,411 (16%) from the $973,198 recorded in the first six months of 2002. Within operating expenses, insurance expense is up $71,584 (59%) due to rising liability and workers compensation policy costs following unfavorable renewals and changes in auto and excess liability insurance providers. Propane and natural gas showed an increase of $44,227 (434%) over the previous year, due to a colder winter and higher energy rates in Central Florida. Payroll taxes are up $24,664 (27%) due to higher employment levels during the peak season. Taxes and Licenses are down $11,460 (84%). Equipment lease expense is down $20,158 (93%) as 2002 was the final year of the lease agreement on the Avalon facility boilers. Computer Support is up $12,952 (130%) due to additional professional costs related to upgrading operating systems. Telephone expense decreased $9,963 (32%). Interest expense was down $24,121 (16%) due to lower credit line balances and lower rates over the prior year. Comparing operating expenses for the quarter ended June 30, 2003 with the same period a year ago shows an increase of $87,246 (19%) to $549,667. Areas showing the significant changes are insurance up $48,223; legal & accounting up $11,254; payroll taxes up $10,737; taxes licenses and fees up $8,107; telephone expenses down $6,458; and equipment lease expense down $15,037.

“Other, net” on the Statement of Operations increased $5,384 for the first six months of 2003, and includes the following items:

	2003	2002	change

Miscellaneous income	$18,688	13,322	5,366
Net vending income	1,749	570	1,179
Gain on sale of fixed assets	1,000	-0-	1,000
Net finance charges income (expense)	10,419	12,580	(2,161)

Total “Other, net” income	$31,856	$26,472	$5,384

Year to date net income is $699,472 down $146,335 (17%) over the net income of $845,807 reported for the six months ended June 30, 2002. Included in operating expenses are non-cash charges for depreciation and amortization of $330,424 for the six months ended June 30, 2003, and $337,389 for the same period in 2002. The Company recorded net income in the quarter ended June 30, 2003 of $211,161 compared to net income of $303,197 a year ago, a decrease of $92,036 (30%). Non-cash charges for depreciation and amortization were $165,212 for the three months ended June 30, 2003, and $154,292 for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company had a working capital surplus of $1,257,711, $277,446 lower than June 30, 2002, and $163,545 higher than the year-end 2002. The Company believes future working capital and capital expenditure requirements can be met from cash provided from operating activities, existing cash balances, and borrowings available under the existing line of credit.

(Continued)

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

New Accounting Standards:

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the FASB still plans to revise that definition through an amendment to Concepts Statement 6, the FASB decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project.

(Continued)

That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments.

This Statement requires an issuer to classify the following instruments as liabilities (or assets in some circumstances):

•	A financial instrument issued in the form of shares that is mandatorily redeemable-that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur

•	A financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets (for example, a forward purchase contract or written put option on the issuer’s equity shares that is to be physically settled or net cash settled)

•	A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:

a.	A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer’s equity shares

b.	Variations in something other than the fair value of the issuer’s equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer’s equity shares

c.	Variations inversely related to changes in the fair value of the issuer’s equity shares, for example, a written put option that could be net share settled.

Management believes that the adoption of this Statement will have no material effect on the Company’s financial position or results of operation.

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

(Continued)

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

KNOX NURSERY, INC. Registrant

Date: August 14, 2003	/s/	BRUCE R. KNOX

Bruce R. Knox President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report Is signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.

	Name	Title	Dates

/s/	Bruce R. Knox Bruce R. Knox	President Director	August 14, 2003

/s/	James M. Knox, III James M. Knox, III	Vice President Director	August 14, 2003

/s/	M. Nadine Knox M. Nadine Knox	Director	August 14, 2003

(Continued)