Form 10QSB
period 2003-09-30
KNOX NURSERY INC /FL
filed 2003-11-13
CIK 1053389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2003.

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934 for the transition period from to .

Commission file number 0-27805.

KNOX NURSERY, INC.

(Exact name of registrant as specified in its charter.)

Florida	59-1787808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4349 N. Hiawassee Road, Orlando, FL	32818
(Address of principle executive offices)	(Zip Code)

(407) 293-3721

(Registrant’s telephone number, including area code)

Number of shares of the registrant’s common stock, par value $.001 per share, outstanding as of November 11, 2003 is 12,025,454, and there were 68 stockholders of record.

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

KNOX NURSERY, INC.

INDEX

PART I. Financial Information

Item 1.	Financial Statements (Unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Controls and Procedures	13

PART II. Other Information

SIGNATURES		15

EXHIBIT 31

EXHIBIT 32

PART I

ITEM I.	FINANCIAL STATEMENTS (UNAUDITED)

KNOX NURSERY, INC.

BALANCE SHEET

September 30, 2003

Assets
(Unaudited)
Current assets:
Cash and cash equivalents	$482,757
Trade accounts receivable, net	640,017
Inventories	924,041
Prepaid expenses	65,523

Total current assets	2,112,338
Due from Officer	21,690
Property, plant and equipment, net	4,635,659
Deferred loan cost, net	68,630
Deposits and other assets	4,401

Total assets	$6,842,718

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$618,399
Accrued expenses	30,343
Note payable to stockholders	375,000
Current installments of long-term debt	300,151
Current installments of capital lease obligations	3,994

Total current liabilities	1,327,887
Long Term Liabilities:
Long-term debt, excluding current installments	3,580,862
Capital lease obligations, excluding current installments	13,117

Total liabilities	4,921,866
Stockholders’ equity:
Common stock	12,025
Additional paid-in capital	1,807,678
Retained earnings	101,149

Total stockholders’ equity	1,920,852

Total liabilities and stockholders’ equity	$6,842,718

See accompanying notes to financial statements.

KNOX NURSERY, INC.

Statements of Operations

For the nine months ended September 30, 2003 and 2002

	2003	2002
	(Unaudited)	(Unaudited)
Sales	$6,554,725	$5,795,164
Cost of sales	4,517,683	3,507,144

Gross profit	2,037,042	2,288,020
Operating expenses	1,711,537	1,456,963

Income from operations	325,505	831,057
Other income (expense):
Interest expense	(171,068)	(213,170)
Interest and dividend income	30,843	4,049
Other, net	45,928	42,850

Total other expense	(94,297)	(166,271)

Income before income taxes	231,208	664,786
Income tax expense	—	—

Net income	$231,208	$664,786

Basic earnings per common share	$0.019	$0.055

Weighted average common shares outstanding	12,025,454	12,025,454

See accompanying notes to financial statements.

KNOX NURSERY, INC.

Statements of Operations

For the three months ended September 30, 2003 and 2002

	2003	2002
	(Unaudited)	(Unaudited)
Sales	$886,844	$1,092,426
Cost of sales	744,850	735,622

Gross profit	141,994	356,804
Operating expenses	577,928	483,764

Loss from operations	(435,934)	(126,960)
Other income (expense):
Interest expense	(46,907)	(64,888)
Interest and dividend income	505	3,094
Other, net	14,072	7,733

Total other expense	(32,330)	(54,062)

Loss before income taxes	(468,264)	(181,022)
Income tax expense	—	—

Net loss	$(468,264)	$(181,022)

Basic loss per common share	$(0.039)	$(0.015)

Weighted average common shares outstanding	12,025,454	12,025,454

See accompanying notes to financial statements.

KNOX NURSERY, INC.

Statements of Cash Flow

For the nine months ended September 30, 2003 and 2002

	2003	2002
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$231,208	$664,786
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	492,638	502,601
Gain on sale of equipment	(1,000)	—
Cash provided by (used for) changes in:
Trade accounts receivable	320,687	(289,421)
Inventories	625,958	82,177
Prepaid expenses	(39,121)	(70,896)
Deposits and other assets	—	(2,280)
Accounts payable	(303,589)	(492,589)
Accrued expenses	(82,494)	(54,686)

Net cash provided by operating activities	1,244,287	339,692

Cash flows from investing activities:
Purchase of property, plant and equipment	(298,989)	(65,628)
Issuance of note receivable to officer	(996)	—
Investment in cooperative	—	(1,002)
Collection of note receivable from officer	10,000	3,567
Proceeds from sale of property, plant, and equipment	1,000	—

Net cash used in investing activities	(288,985)	(63,063)
Cash flows from financing activities:
Decrease in bank overdrafts	(136,913)	—
Payment of capital lease obligations	(8,657)	—
Proceeds from short-term debt	1,942,410	—
Proceeds from long-term debt	—	3,785,772
Payment of short-term debt	(2,115,967)	(550,000)
Payment of long-term debt	(183,705)	(3,310,510)
Payment of deferred loan costs	—	(96,044)

Net cash used in financing activities	(502,832)	(170,782)

Net increase in cash and cash equivalents	452,470	105,847
Cash and cash equivalents at beginning of period	30,287	184,427

Cash and cash equivalents at end of period	$482,757	$290,274

See accompanying notes to financial statements

KNOX NURSERY, INC.

Notes to Financial Statements

September 30, 2003

1) Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited condensed financial statements for the three and nine months ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed financial statements contain all adjustments, which in the opinion of management are considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2002 financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

The Company’s plug sales to its four primary customers account for 71% of total plug sales. The Company’s four largest finished plant customers account for 43% of finished plant sales.

(d)	Reclassifications

Certain amounts in the 2002 financial statements have been reclassified for comparative purposes to conform to the presentation in the 2003 financial statements. The results of these reclassifications had no effect on net income or stockholder’s equity.

(2) Inventories

Inventories at September 30, 2003 consisted of:

2003
Work in process	$803,053
Materials and supplies	120,988

Total inventories	$924,041

(3) Line of Credit

Line of credit consists of the following at September 30, 2003:

Line of credit ($600,000 limit at September 30, 2003) with interest only payments equal to the three-month U.S. LIBOR rate plus margin points (4.12% as of September 30, 2003). Margin points are determined in May of each year (3% at September 30, 2003) and are based on the Company’s debt leverage ratio on the reset date. The credit line is collateralized by a real estate security agreement, and is also personally guaranteed by the majority stockholders. The line of credit matured in July 2003 and was renewed for a two-year period expiring in July 2005.	$ —

(4) Long-Term Debt

Long-term debt consists of the following at September 30, 2003:

Commercial loan at a variable rate of interest equal to the three-month U.S. LIBOR rate plus margin points (4.12% as of September 30, 2003). Margin points are determined in May of each year (3% at September 30, 2003) and are based on the Company’s debt leverage ratio on the reset date. Due in 60 monthly principal installments of $23,844 plus interest with a final balloon payment of all unpaid principal and accrued interest on March 1, 2007. The loan is collateralized by a real estate security agreement and is personally guaranteed by the majority stockholders. The loan is subject to restrictive financial covenants including debt coverage, leverage, current and quick ratios, as well as the maintenance of working capital and net worth at specified levels.

$3,839,204

Commercial loan with interest at a fixed rate of 0.0%, due in 60 equal monthly installments of $604 ending August 4, 2008. A vehicle collateralizes the loan.	35,034

Commercial loan with interest at a fixed rate of 9.0%, due in 60 equal monthly installments of $898 ending August 1, 2004. A vehicle collateralizes the loan.	6,775

Total long-term debt	3,881,013
Less current installments	300,151

Total long-term debt, excluding current installments	$3,580,862

Aggregate principal maturities for the years subsequent to September 30, 2003 are approximately as follows:

2004	$300,151
2005	293,376
2006	293,376
2007	2,989,278
2008	4,832

$3,881,013

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

RESULTS OF OPERATIONS

Comparison of nine months ended September 30, 2003 to September 30, 2002 and comparison of third quarter ended September 30, 2003 to third quarter ended September 30, 2002

For the first nine months of 2003 net sales reached $6,554,725, an increase of $759,561 (13%) from the $5,795,164 posted for the nine months ended September 30, 2002. Plug tray sales amounted to $5,733,363, an increase of $786,422 (16%), over the $4,946,941 achieved in 2002. Finished Products sales decreased $26,861 (3%) to $821,362 for the first nine months of 2003, compared to $848,223 in 2002. Comparing the third quarters of 2003 and 2002, revenues decreased $205,582 (19%) to $886,844. Plug trays sales decreased $187,990 (20%). Finished Products sales decreased $17,592 (12%). The decrease in Finished Product sales for the quarter is attributable to a general decline in orders over the summer and increased competition from other local nurseries. Plug sales decrease for the quarter due to softer demand over the summer months from our top ten customers. Finished products sales are expected to pickup in the fourth quarter as a new vegetative program begins in the Fall. Knox Nursery Inc. will also be replacing plastic pots with degradable Ellepots.

For the first nine months of 2003 cost of sales was $ 4,517,683, an increase of $1,010,539 (29%) from the $3,507,144 posted as of September 30, 2002. Gross profit margin fell to 31% compared to 39% for the same period in 2002. Cost factors are up in almost all areas of production including; labor $210,628 (18%), cuttings and plants $110,237 (190%), seed $40,790 (3%), transport and racks costs $46,154 (45%), inventory work in process carried forward from 12/31/02 inventory over the prior year were up $374,212 (32%); and maintenance increased $44,062 (26%). For the quarter ended September 30, 2003 costs were slightly higher in comparison to the same period a year ago. Cost of sales increased $9,228 (1%) to $744,850. Fluctuations in costs include: labor $16,394 (5%); transport and racks ($16,182) (-73%); trays and flats ($8,798) (-14%), maintenance $15,978 (32%). Gross profit for this three-month period was down $214,810 (60%) to $141,994, compared to the third quarter of 2002, mainly due to the 19% decline in sales for the quarter.

Operating expenses for the first nine months of 2003 amounted to $1,711,537, an increase of $ 254,574 (17%) from the $1,456,963 recorded in the first nine months of 2002. Within operating expenses, insurance expense is up $115,623 (57%) due to rising liability and workers compensation policy costs following unfavorable renewals and changes in auto and excess liability insurance providers. Propane and natural gas showed an increase of $78,553 (741%) over the previous year, due to a colder winter and higher energy rates in Central Florida. Payroll taxes are up $26,658 (21%) due to higher employment levels during the peak season. Equipment lease expense is down $34,702 (88%) as 2002 was the final year of the lease agreement on the Avalon facility boilers. Computer Support is up $9,629 (46%) due to additional professional costs related to upgrading operating systems. Telephone expense decreased $11,674 (26%). Interest expense was down $42,102 (20%) due to lower credit line balances and lower rates over the prior year. Comparing operating expenses for the quarter ended September 30, 2003 with the same period a year ago shows an increase of $94,163 (20%) to $577,928. Areas showing the significant change are insurance up $44,038 (54%); legal & accounting down $4,481 (38%); propane and natural gas up $34,326 (8670%); administrative wages up $24,052 (27%); utilities up $3,805 (18%); and equipment lease expense down $14,546 (82%).

“Other, net” on the Statement of Operations increased $ 3,078 (7%) for the first nine months of 2003, and includes the following items:

	2003	2002	change
Miscellaneous income	$23,217	22,106	1,111
Net vending income	2,328	771	1,557
Gain on sale of fixed assets	1,000	-0-	1,000
Net finance charges income (expense)	19,383	19,973	(590)

Total “Other, net” income	$45,928	$42,850	$3,078

Year to date net income is $231,208 down $433,578 (65%) over the net income of $664,786 reported for the nine months ended September 30, 2002. Included in operating expenses are non-cash charges for depreciation and amortization of $492,638 for the nine months ended September 30, 2003, and $502,601 for the same period in 2002. The Company recorded net loss in the quarter ended September 30, 2003 of $468,264 compared to net loss of $181,022 a year ago, an increase of $287,242 (159%). Non-cash charges for depreciation and amortization were $165,212 for the three months ended September 30, 2003, and $165,212 for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company had a working capital surplus of $755,928, $194,994 lower than September 30, 2002, and $208,688 higher than the December 31, 2002. The Company believes future working capital and capital expenditure requirements can be met from cash provided from operating activities, existing cash balances, and borrowings available under the existing line of credit.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal operation of long-lived assets, except for certain obligations of leases. SFAS No. 143 was effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement had no impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which rescind SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that Statement, and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. SFAS No. 145 amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 was effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 had no impact on the Company’s results of operations or financial position.

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

New Accounting Standards:

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) many of those instruments were previously classified as equity. Management believes that the adoption of this Statement will have no material effect on the Company’s financial position or results of operation.

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

KNOX NURSERY, INC. Registrant

Date:	November 13, 2003	/s/ BRUCE R. KNOX
Bruce R. Knox President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report Is signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.

Name	Title	Dates

/s/ Bruce R. Knox Bruce R. Knox	President Director	November 13, 2003

/s/ James M. Knox, III James M. Knox, III	Vice President Director	November 13, 2003

/s/ M. Nadine Knox M. Nadine Knox	Director	November 13, 2003