Form 10KSB
period 2003-12-31
KNOX NURSERY INC /FL
filed 2004-03-30
CIK 1053389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2003.

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

Common stock, par value $.001 per share, traded on the NASD OTC Bulletin Board. Preferred stock, par value $.001 per share, none issued and outstanding

Based upon the $0.16 per share closing price of the registrant’s Common Stock as of March 15, 2004, the aggregate value of the shares of Common Stock held by nonaffiliates as of such date was $ 718,345.

Number of shares of common stock outstanding as of March 15, 2004 is 12,025,454.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent year - $7,900,952

DOCUMENTS INCORPORATED BY REFERENCE

None

KNOX NURSERY, INC.

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

ITEM I. DESCRIPTION OF BUSINESS

THE COMPANY

Knox Nursery, Inc. (the Company) is a Florida corporation established in 1962, having its offices in Orlando, Florida. The Company is a wholesale plant nursery specializing in sales of seedling annuals (plugs) to brokers and other nurseries located throughout the United States and Canada; and sales of potted annuals to wholesalers, landscapers and large final-use customers located primarily in Central Florida. Management believes its business activities constitute a single operating segment due to similar economic characteristics, products, production processes, class of customer and distribution methods. Additionally no discrete financial information is available for these operations.

Plug sales, which accounts for 81% of the Company’s sales, involves sowing millions of seeds annually, then precisely growing the seedlings for 4 to 10 weeks until the “pre-finished” plants are shipped to commercial growers throughout the country. These growers will transplant the plugs into larger pots and containers for resale to their customers.

Potted annuals are transplanted from pre-finished plugs into the appropriate containers, then carefully grown to a mature ready-to-sell condition. The target market for the finished plants includes mass merchandisers such as Lowe’s, Home Depot, and Wal-Mart, landscapers, and local final-use customers such as Walt Disney World and Universal Studios.

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

Knox Nursery Inc. employs an average of 112 people, 109 full-time and 3 part-time.

63% of plug tray sales in 2003 came from three customers – Grolink Sales 30%; Ball Seed Company 13%; and DPT Brokerage 20%. 26% of finished plants sales were made to these customers - Walt Disney World 7%; East Coast Greenery 13%; Gude Brothers 6%.

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

Hiawassee Nursery	4359 N. Hiawassee Rd. Orlando, Florida .	240,000 sq. ft. (9 structures)

The 12 1/2 acres at this location have been fully developed.

Avalon Nursery	940 Avalon Road Winter Garden, Florida	280,000 sq. ft.

The entire Avalon Road property is a “Master Planned Project”, which will consist of four phases when fully developed.

ITEM 3. LEGAL PROCEEDINGS

The Company was involved in routine litigation that is incidental to the business at December 31, 2003, and on the date of this report. In the opinion of management, the outcome of this litigation will not have a materially adverse effect on the Company’s financial position

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on The NASD OTC Bulletin Board, under the symbol “KNUR.” The first active trading in the shares of the Company began in the fourth quarter of 1998. The high and low closing inter-dealer sales prices for each quarter of the last two fiscal years are as follows:

	2003		2002
	high	low	high	low
1st qtr	.13	.09	.20	.09
2nd qtr	.16	.09	.16	.08
3rd qtr	.18	.11	.17	.08
4th qtr	.20	.14	.17	.09

As of March 15, 2004 the number of shareholders of record was 67.

The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future. The future payment of dividends is directly dependent upon future earnings of the Company, its financial requirements and other factors to be determined by the Company’s Board of Directors, in its sole discretion. For the foreseeable future, it is anticipated that any earnings, which may be generated from the Company’s operations, will be used to finance the growth of the Company, and that cash dividends will not be paid to Common stockholders.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is a discussion of the financial condition and results of operation of the Company as of December 31, 2003. This discussion and analysis should be read in conjunction with the Company’s audited Financial Statements with accompanying Notes, which are included elsewhere in this Form 10-KSB.

GENERAL

Knox Nursery, Inc. founded in 1962, is located in Central Florida and has two product lines: 1) Plug trays, with sales of seedling annuals (plugs) to brokers and other nurseries throughout the United States; and 2) Finished Product, with sales of four inch annuals to wholesalers, landscapers and large final-use customers located primarily in Central Florida.

REVENUE

For the year ended December 31, 2003, revenue was $7,900,952, an increase of $706,962, or 10% from the $7,193,990 posted for the year ended December 31, 2002. The overall increase in 2003 sales is composed of a Plug tray revenue increase of 12% or $645,099, and a Finished Product revenue increase of 5% or $61,863 from 2002, respectively. Plug sales experienced growth in customer base and sales volume for the spring season, and in revenues generated as a rooting station for Paul Ecke Farms poinsettias in the late summer. Finished Product sales benefitted from a strong poinsettia season and increased product sales with a Home Depot supplier.

COSTS AND EXPENSES

For the year ended December 31, 2003, cost of sales was $5,525,695, an increase of $1,072,989, or 24% from the $4,452,706 posted for the year ended December 31, 2002. By product line, Cost of sales Plugs increased $520,133 (16%). Cost of sales Finished Products increased $477,736 (49%).

Cost factors analysis for all products shows plastic product purchases (trays, pots, flats) declined $36,431 (9%); soil and growing media up $9,753 (5%); seed up $273,016 (14%) cuttings and plants purchased up $114,211 (85%); fertilizer, chemicals, other supplies, and testing up $22,647 (20%); labels and boxes up $19,350 (12%); transport & racks up $49,720 (47%); and labor up $243,285 (15%). Costs increased generally due to higher production levels for plugs and ramping up the vegetative lines within finished products.

Repairs and maintenance increased $75,120 (34%) from the prior year. Vehicle and equipment repairs were down $2,986 (10%); finished product operations maintenance up $28,888 (70%); and plug product operations maintenance up $18,202 (34%). In house maintenance labor expenses were up significantly at $31,107 (31%) over the year 2002.

Operating expenses for 2003 amounted to $2,289,515, an increase of $171,673 or 9% from the $2,117,842 recorded in 2002. Within operating expenses, bad debt expense was decreased $104,245 over 2002 as older uncollectible invoices and product quality claims were resolved with our major customers. Depreciation expense is down $43,349 as older equipment continues to reach full depreciation. Insurance expense was up $141,788 as insurance premiums have risen in general due to perceived higher transportation liability and workman’s compensation risks for our business. Payroll and related taxes are up $83,354 due to bonuses and pay increases for management and administrative staff. Propane and natural gas expense were up $83,465 due to greenhouse dehumidification throughout the spring and summer, increasing energy prices, and the correction of meter readings discovered to be in error for the Avalon facility.

“Other, net” on the Statement of Operations increased $ 20,767 for the year ending 2003, and includes the following items:

Loss on Fixed Assets	2003	2002	change
miscellaneous income	33,443	10,178	23,265
net vending income	2,344	427	1,917
net finance charges income	24,420	28,835	(4,415)

total “Other, net” income	$60,207	$39,440	$20,767

The Company recorded a net loss from operations in 2003 of $15,533 compared to a net income of $365,038 in 2002, a 105% decrease of $380,571. Non-cash charges for depreciation and amortization were $627,822 in 2003 and $678,136 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, the Company had a working capital surplus of $287,238, compared to a surplus of $502,240 at December 31, 2002.

The Company’s operations were expected to require significant capital expenditures during fiscal year 2003. The company contracted for the construction of a new shade house and a roof repair for the retract area at the Avalon Plug facility in 2003 at a cost of $305,000. This construction project was 95% completed at December 31, 2003. The company also purchased $93,000 in trucks and trailers to meet growing order fulfillment. The company expended $143,000 on equipment, most notably for the acquisition of an Ellepot machine for the elimination of plastic pots in the finished goods product line. Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity under its line of credit agreement will be sufficient to fund operations, and capital expenditure requirements for at least the next twelve months. At this time management is not aware of any factors that would have a materially adverse impact on cash flow during this period.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This standard rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. For the provisions related to the rescission of SFAS 4, SFAS 145 is effective for the Company beginning in fiscal year 2004. The remaining provisions of SFAS 145 were effective for the Company in fiscal year 2003. The Company does not expect the adoption of SFAS 145 to have a material impact on the Company’s financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this Statement did not have an impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Management believes that the adoption of this statement will have no effect on the Company’s financial position or results of operation.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not identified any VIEs for which it is the primary beneficiary or has significant involvement.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46-R) to address certain FIN 46 implementation issues. The effective dates and impact of FIN No. 46 and FIN No. 46-R are as follows:

(i)A public entity (enterprise) that is a small business issuer shall apply this Interpretation to all entities subject to this Interpretation no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar-year enterprise). This effective date includes those entities to which Interpretation 46 had previously been applied.

(ii)However, prior to the required application of this Interpretation, a public entity (enterprise) that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003, for a calendar-year enterprise).

(iii)A public entity (enterprise) that is a small business issuer that has applied Interpretation 46 to an entity prior to the effective date of this Interpretation shall either continue to apply Interpretation 46 until the effective date of this Interpretation or apply this Interpretation at an earlier date.

The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company’s financial statements. The Company is currently evaluating the impact of adopting FIN No. 46-R applicable to non-SPEs created prior to February 1, 2003, but does not expect the adoption of this standard a material impact on the Company’s financial position or results of operations.

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

ITEM 7. FINANCIAL STATEMENTS

Knox Nursery, Inc.

Financial Statements

December 31, 2003 and 2002

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, the accountants for the Company.

ITEM 8A. CONTROLS AND PROCEDURES

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Our directors, executive officers, and key employees are as follows:

Name	Age	Position with the Company	Directors Since
Bruce R. Knox	38	President and Director	1986
James M. Knox	42	Vice President and Director	1983
M. Nadine Knox	69	Director	1978

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

Bruce has done extensive travel researching nursery automation systems in the United States and Europe. The benefits of this research resulted in the construction of one of the most technologically advanced greenhouse ranges in the world, Knox Nursery’s Avalon Plug Production Facility, which opened in February 1997.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to the compensation paid by the Company for the years 2002 and 2003, as well as proposed compensation for 2004.

	Year	Annual Compensation
Name and Principal Position		Salary	Bonus	Other
Bruce R. Knox President, Director	2004 2003 2002	88,000 78,000 77,500	-0- -0- -0-	-0- -0- -0-

James M. Knox, III VP, Director	2004 2003 2002	38,600 28,600 32,714	-0- -0- -0-	-0- -0- -0-

M. Nadine Knox Secretary/Treasurer Director	2004 2003 2002	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Footnotes:

1.	In 1996, the Company loaned James M. Knox, III $5,000, repayment of which has been forgiven and included in his annual compensation. In 1997, 1998, and 1999 Mr. Knox received 1099’s reflecting the forgiven debt and interest. Mr. Knox borrowed $38,500 in 2000, the Company purchased a car from Mr. Knox for $6,000, applying the payment to his outstanding loan balance. Mr. Knox received 1099s reflecting $10,000, and $5,000 of forgiven debt for 2003 and 2002, respectively..

2.	No other forms of compensation were received by the above principals.

Section 16(a) Beneficial Ownership Reporting Compliance:

The Company is not aware of any director, officer, or beneficial owner of more than ten percent of the Company’s Common Stock that, during fiscal year 2003, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2003 by (1) each person (or group of affiliated persons) who to the knowledge of the Company is the beneficial owner of five percent or more of the Company’s outstanding Common Stock, (2) each Director and each named Executive Officer of the Company. Except as otherwise noted, the Company believes that the persons listed in this table have sole voting and investment power respecting all shares of Common Stock owned by them. The business address of each Director and Executive Officer listed below is the Company’s corporate address, 4349 N. Hiawassee Road, Orlando, Florida, 32818.

Table 1. Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	James M. Knox, Jr. (Former President) 11056 Bayshore Drive Windermere, Florida	603,950	5.0%

Table 2. Security Ownership of Management and Director

Common Stock	Bruce R. Knox 6613 Abeydon Ct. Orlando, Florida 32818	2,310,616	19.2%

Common Stock	James M. Knox, III 4349 N. Hiawassee Rd. Orlando, Florida 32818	2,310,616	19.2%

Common Stock	M. Nadine Knox 11056 Bayshore Drive Windermere, Florida	2,310,618	19.2%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had the following transactions with related parties:

M. Nadine Knox (director) loaned the Company $295,000 in 1999 and $352,000 in 2000 and was repaid $310,000 in 2000. M. Nadine Knox loaned the Company $85,000 on 1/31/01. M. Nadine Knox received a principle payment of $47,000 on 12/31/02, and $25,000 on 12/31/03. The balance payable to M. Nadine Knox was $350,000 at December 31, 2003.

On 10/8/02 Bruce R. Knox borrowed $12, 500 from the Company and repaid the loan on 12/31/02. On 6/12/03 the company paid Bruce R. Knox $5,407 for the trade in value of 1993 Lexus LS400 used to acquire a 2003 Ford F150.

James M. Knox, III (officer) borrowed $38,500 in 2000. In 2000 the Company purchased a car from James M. Knox III, and applied the purchase price to interest and principle owed leaving an outstanding balance $33,943. On 9/30/02 $5,000 of the principal was repaid through a bonus and on 12/31/02 $2,000 was repaid. $10,000 of the principal was repaid through a bonus on 6/30/03.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

No current reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Accountant Fees

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Tedder, James & Worden, P.A. as the Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Tedder, James & Worden, P.A. in 2003 were approved by the board of directors. The following table presents fees for audit services rendered by Tedder, James, Worden & Associates, P.A. for the audit of the Company’s annual financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by Tedder, James, Worden & Associates, P.A. during those periods.

	Fiscal 2003	Fiscal 2002
Audit Fees(1)	$34,658	$28,005
Audit-Related Fees(2)
Tax Fees(3)	4,125	3,770

Subtotal	38,783	31,775

All other Fees(4)	—	2,192

Total	$38,783	$33,967

(1)	Audit Fees – Audit fees billed to the Company by Tedder, James, Worden & Associates, P.A. for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-Q.
(2)	Audit-Related Fees – There were no other fees were billed by Tedder, James, Worden & Associates, P.A. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.
(3)	Tax Fees – Tax fees billed to the Company by Tedder, James, Worden & Associates, P.A. include the preparation of all state and federal returns for 2002. The Company anticipates billings by Tedder, James, Worden & Associates, P.A. for the preparation of all state and federal returns for 2003 to be approximately $5,000.
(4)	All Other Fees – There were no other fees billed by during the last two fiscal years for products and services provided.

Independent Auditor’s Report

To the Board of Directors of

Knox Nursery, Inc.:

We have audited the accompanying balance sheet of Knox Nursery, Inc. (the “Company”) as of December 31, 2003, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knox Nursery, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003, and 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Tedder, James, Worden & Associates, P.A.

Orlando, Florida

March 9, 2004

KNOX NURSERY, INC.

Balance Sheet

December 31, 2003

Assets

Current assets:
Cash and cash equivalents	$73,619
Accounts receivable, net of allowance for doubtful accounts of $55,278	975,991
Inventories	1,621,889
Prepaid expenses	13,482

Total current assets	2,684,981

Asset held for sale	45,000
Property, plant, and equipment, net	4,754,189
Due from officer	21,929
Deferred loan cost, net of accumulated amortization of $35,216	63,828
Deposits and other assets	48,601

Total assets	$7,618,528

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,260,309
Accrued expenses	124,342
Line of credit	303,615
Note payable to stockholder	350,000
Current installments of long-term debt	322,299
Current installments of capital lease obligations	37,178

Total current liabilities	2,397,743

Long term liabilities:
Long-term debt, excluding current installments	3,507,511
Capital lease obligations, excluding current installments	39,163

Total liabilities	5,944,417

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	—
Common stock, $.001 par value, 40,000,000 shares authorized, 12,025,454 shares issued and outstanding	12,025
Additional paid-in capital	1,807,678
Accumulated Deficit	(145,592)

Total stockholders' equity	1,674,111

Total liabilities and stockholders' equity	$7,618,528

See accompanying notes to financial statements.

KNOX NURSERY, INC.

Statements of Operations

For the years ended December 31, 2003 and 2002

	2003	2002
Sales	$7,900,952	$7,193,990
Cost of sales	5,525,695	4,452,706

Gross profit	2,375,257	2,741,284

Operating expenses	2,287,515	2,117,842

Income from operations	87,742	623,442

Other income (expense):
Interest expense	(165,351)	(302,907)
Interest and dividend income	1,869	5,063
Other, net	60,207	39,440

Other expense, net	(103,275)	(258,404)

Income (loss) before income taxes	(15,533)	365,038

Income tax expense	—	—

Net income (loss)	$(15,533)	$365,038

Basic and diluted income (loss) per common share	$(0.001)	$0.03

Weighted average common shares outstanding	12,025,454	12,025,454

See accompanying notes to financial statements.

KNOX NURSERY, INC.

Statements of Stockholders' Equity

For the years ended December 31, 2003 and 2002

	Common stock	Additional paid-in capital	Accumulated Deficit	Total
Balances, December 31, 2001	$12,025	1,807,678	(495,097)	1,324,606

Net income	—	—	365,038	365,038

Balances, December 31, 2002	12,025	1,807,678	(130,059)	1,689,644

Net income	—	—	(15,533)	(15,533)

Balances, December 31, 2003	$12,025	1,807,678	(145,592)	1,674,111

See accompanying notes to financial statements.

KNOX NURSERY, INC.

Statements of Cash Flows

For the years ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net income (loss)	$(15,533)	$365,038
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	627,823	678,136
Loss on disposal of assets	—	586
(Decrease) Increase in the provision for bad debts	(87,422)	110,200
Noncash patronage dividend receivable	(44,200)	—
Cash provided by (used for) changes in:
Accounts receivable	27,135	(391,371)
Inventories	(71,890)	(374,212)
Prepaid expenses	12,920	(11,989)
Deposits and other assets	—	(200)
Accounts payable	338,321	(239,565)
Accrued expenses	11,505	(31,923)

Net cash provided by operating activities	798,659	104,700

Cash flows from investing activities:
Purchase of property, plant and equipment	(434,826)	(237,130)
Proceeds on sale of property, plant and equipment	—	3,000
Collections on receivable from officer	8,765	5,160

Net cash used in investing activities	(426,061)	(228,970)

Cash flows from financing activities:
Payment of deferred loan costs	(3,000)	(96,044)
(Decrease) Increase in bank overdrafts	(136,913)	136,913
Net draw on line of credit	130,058	173,557
Repayment of note payable to stockholder	(25,000)	(47,000)
Repayment of long-term debt	(275,143)	(303,126)
Proceeds from long-term debt	—	107,462
Repayment of capital lease obligations	(19,268)	(1,632)

Net cash used in financing activities	(329,266)	(29,870)

Net increase (decrease) in cash and cash equivalents	43,332	(154,140)

Cash and cash equivalents at beginning of year	30,287	184,427

Cash and cash equivalents at end of year	$73,619	$30,287

See accompanying notes to financial statements.

KNOX NURSERY, INC.

Statements of Cash Flows, Continued

For the years ended December 31, 2003 and 2002

Supplemental disclosure of cash flow information:
Cash paid for:
Interest, exclusive of amounts paid to stockholder	$209,984	$269,722

Income taxes	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Acquisition of equipment under capital lease	$73,835	$23,406

Refinanced long-term debt	$—	$3,587,469

Repayment of line of credit during refinancing	$—	$550,000

Acquisition of equipment through lease buy-out during refinancing	$—	$47,068

Acquisition of equipment through seller financed debt	$36,242	$—

See accompanying notes to financial statements.

KNOX NURSERY, INC.

Notes to Financial Statements

December 31, 2003 and 2002

(1)	Summary of Significant Accounting Policies

(a)	Description of Business

Knox Nursery, Inc. (the “Company”) is a Florida corporation established in 1962, having its offices in Orlando, Florida. The Company is a wholesale plant nursery specializing in sales of seedling annuals (plugs) to brokers and other nurseries located throughout the United States and Canada; and sales of potted annuals to wholesalers, landscapers, and large final-use customers located primarily in Central Florida.

(b)	Revenue Recognition

Revenue is recognized when the product is shipped and the risk of loss transfers to the customer.

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

(1)	Summary of Significant Accounting Policies, Continued

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

(1)	Summary of Significant Accounting Policies, Continued

(l)	Advertising Costs

Advertising costs are expensed as incurred and are included in operating expenses in the accompanying statements of operations.

(m)	Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they are receivable or payable on demand. The fair value of the Company’s debt, including amount due to stockholder, is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Fair value of these financial instruments also approximates their carrying values due to their proximity to current market rates.

(n)	Concentrations of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. At various times throughout fiscal 2003 and 2002, cash balances held at financial institutions were in excess of federally insured limits.

The Company delivers products throughout the United States of America. The majority of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in their areas.

The Company’s three primary plug customers account for 63% of total plug sales. The Company’s three largest finished plant customers account for 26% of finished plant sales.

The nursery industry is subject to various factors over which growers have limited or no control, including weather conditions, disease, pestilence, water supply, and market price fluctuations.

(1) Summary of Significant Accounting Policies, Continued

(o)	Reclassifications

Certain amounts in the 2002 financial statements have been reclassified for comparative purposes to conform with the presentation in the 2003 financial statements.

(2)	Inventories

Inventories at December 31, 2003 consisted of the following:

Work in process	$1,492,400
Materials and supplies	129,489

Total inventories	$1,621,889

(3)	Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2003 consisted of the following:

Land	$272,169
Buildings and improvements	7,472,823
Machinery and equipment	1,894,407
Automotive equipment	401,743
Office furniture and equipment	417,530
Construction in progress	439,892

10,898,564
Less accumulated depreciation	(6,144,375)

Total property, plant and equipment, net	$4,754,189

Depreciation expense amounted to $608,614 and $651,963 for the years ended December 31, 2003 and 2002, respectively. Management has reviewed long-lived assets for impairment and determined the company’s assets are not impaired.

At December 31, 2003 the Company had an asset held for sale of $45,000. The equipment held for sale is no longer used in the Company’s production process.

(4)	Line of Credit

Line of credit consisted of the following at December 31, 2003:

Line of credit ($600,000 limit at December 31, 2003) with interest only payments equal to the three-month U.S. LIBOR rate plus margin points (4.125% as of December 31, 2003). Margin points are determined in May of each year (3% at December 31, 2003) and are based on the Company’s debt leverage ratio on the reset date. The line of credit matures in July 2005, at which time all unpaid principal and accrued interest are due. The credit line is collateralized by a real estate security agreement, and is also personally guaranteed by the majority stockholders.	$303,615

(5)	Long-Term Debt

Long-term debt consisted of the following at December 31, 2003:

Commercial loan at a variable rate of interest equal to the three-month U.S. LIBOR rate plus margin points (4.125% as of December 31, 2003). Margin points are determined in May of each year (3% at December 31, 2003) and are based on the Company’s debt leverage ratio on the reset date. Due in 60 monthly principal installments of $23,844 plus interest with a final balloon payment of all unpaid principal and accrued interest on March 1, 2007. The loan is collateralized by a real estate security agreement and is personally guaranteed by the majority stockholders. The loan is subject to restrictive financial covenants including debt coverage, leverage, current and quick ratios, as well as the maintenance of working capital and net worth at specified levels.

$3,791,515

Commercial loan with interest at a fixed rate of 0.0%, due in 60 equal monthly installments of $604 ending August 4, 2008. A vehicle collateralizes the loan.	33,223

Commercial loan with interest at a fixed rate of 9.0%, due in 60 equal monthly installments of $898 ending August 1, 2004. The loan is collateralized by a vehicle.	5,072

Total long-term debt	3,829,810
Less current installments	322,299

Total long-term debt, excluding current installments	$3,507,511

In March 2002, the Company refinanced the majority of its long-term debt. Refinance long-term debt amounted to $4,292,000, of which $4,137,469 was used to pay-off the Company’s previously existing construction loan, one of its commercial loans, and its $550,000 line of credit. In addition, $47,068 was used to purchase equipment through a lease buy-out option.

Loan costs of $96,044 were paid in conjunction was the refinancing and are being amortized over the life of the loan using a method, that closely approximates the effective interest method. For the year ended December 31, 2003, amortization expense totaled $19,209.

Aggregate principal maturities for the years subsequent to December 31, 2003 are as follows:

2004	$322,299
2005	293,382
2006	293,382
2007	2,916,519
2008	4,228

$3,829,810

(6)	Lease Commitments

The Company leases various office equipment and nursery equipment under non-cancelable capital leases. The gross amount of assets and accumulated amortization recorded under capital leases are $97,241 and $8,493, respectively. Amortization expense related to assets recorded under capital leases is included as a component of depreciation expense and totaled $6,439 and $2,054 for the years ended December 31, 2003 and 2002, respectively.

The following is a schedule of future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments:

Year ended December 31,
2004	$40,478
2005	19,609
2006	19,609
2007	3,510

Total minimum lease payments	83,206
Less amount-representing interest (5.0% - 9.1%)	6,865

Present value of net minimum lease payments	76,341
Less current installments	37,178

Capital lease obligations, excluding current installments	$39,163

(7)	Income Taxes

For the years ended December 31, 2003 and 2002, the Company incurred no current or deferred income tax expense. Total income tax for the year ended December 31, 2003 and 2002 differed from amounts computed by applying the U.S. federal income tax rate of 34% to net income before income taxes as a result of the following:

	2003	2002
Computed “expected” tax (benefit) expense	$(5,281)	124,113
Increase (reduction) in income taxes resulting from:
Non-deductible expenses	2,544	2,492
General business credits	23,653	19,799
Change in valuation allowance	(15,893)	(146,404)
Other	(5,023)	—

	$—	—

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2003 were as follows:

Deferred tax assets:
General business credits	$50,340
Net operating loss carry forward	1,588,137
Allowance for bad debts	20,801
Related party accrued interest	16,446

Total gross deferred tax assets	1,675,724
Less valuation allowance	(259,717)

Net deferred tax assets	1,416,007

Deferred tax liabilities:
Inventory	610,317
Property, plant, and equipment, principally due to differences in depreciation	805,690

Total gross deferred tax liabilities	1,416,007

Net deferred tax	$—

At December 31, 2003, the Company had net operating loss carry forwards of approximately $5,726,000 for the State of Florida and $4,040,000 for federal income tax purposes, which are available to offset future taxable income, if any, through 2022. The Company also had general business credit carry forwards for federal income tax purposes of $50,340 which are available to reduce future federal income taxes, if any, through 2009.

(8)	Profit Sharing Plan

The Company has established a voluntary employee 401(k) savings plan available to all employees who meet certain eligibility requirements. The plan provides for a matching contribution by the Company of the employee’s contribution to the plan not to exceed certain specified limits. During the years ended December 31, 2003 and 2002, total Company contributions to the plan were $27,318 and $19,233, respectively.

(9)	Advertising Costs

Advertising costs for the years ended December 31, 2003 and 2002 amounted to $10,253 and $11,818, respectively.

(10)	Related Party Transactions

As of December 31, 2003, the Company had an amount due from an officer of $21,929. The Company also had a note payable to a stockholder amounting to $350,000 with accrued interest thereon of $30,000. The note bears interest at 8%, is unsecured, and there are no repayment terms.

(11)	Contingencies

The Company was involved in routine litigation that is incidental to the business at December 31, 2003, and on the date of this report. In the opinion of management, the outcome of this litigation will not have a materially adverse effect on the Company’s financial position

(12)	Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This standard rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. For the provisions related to the rescission of SFAS 4, SFAS 145 is effective for the Company beginning in fiscal year 2004. The remaining provisions of SFAS 145 were effective for the Company in fiscal year 2003. The Company does not expect the adoption of SFAS 145 to have a material impact on the Company’s financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this Statement did not have an impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Management believes that the adoption of this statement will have no effect on the Company’s financial position or results of operation.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not identified any VIEs for which it is the primary beneficiary or has significant involvement.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46-R) to address certain FIN 46 implementation issues. The effective dates and impact of FIN No. 46 and FIN No. 46-R are as follows:

(i)A public entity (enterprise) that is a small business issuer shall apply this Interpretation to all entities subject to this Interpretation no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar-year enterprise). This effective date includes those entities to which Interpretation 46 had previously been applied.

(ii)However, prior to the required application of this Interpretation, a public entity (enterprise) that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003, for a calendar-year enterprise).

(iii)A public entity (enterprise) that is a small business issuer that has applied Interpretation 46 to an entity prior to the effective date of this Interpretation shall either continue to apply Interpretation 46 until the effective date of this Interpretation or apply this Interpretation at an earlier date.

The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company’s financial statements. The Company is currently evaluating the impact of adopting FIN No. 46-R applicable to non-SPEs created prior to February 1, 2003, but does not expect the adoption of this standard to have a material impact on the Company’s financial position or results of operations.

KNOX NURSERY, INC.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOX NURSERY, INC.
Registrant

Date: March 30, 2003	/s/ BRUCE R. KNOX
Bruce R. Knox
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.

Name	Title	Dates
/s/ Bruce R. Knox Bruce R. Knox	President Director	March 30, 2004

/s/ James M. Knox, III James M. Knox, III	Vice President Director	March 30, 2004

/s/ M. Nadine Knox M. Nadine Knox	Director	March 30, 2004