Form 10QSB
period 2004-03-31
KNOX NURSERY INC /FL
filed 2004-05-21
CIK 1053389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004.

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

Number of shares of the registrant’s common stock, par value $.001 per share, outstanding as of March 31, 2004 is 12,025,454, and there were 80 stockholders of record.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Transitional Small Business Disclosure Format [check one]:  YES  ☐    NO  ☒

1	(Continued)

KNOX NURSERY, INC.

INDEX

PART I. Financial Information
Item 1. Financial Statements (Unaudited)	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Controls and Procedures	11

PART II. Other Information

SIGNATURES
EXHIBIT 31

2	(Continued)

PART I

ITEM I.	FINANCIAL STATEMENTS (UNAUDITED)

KNOX NURSERY, INC.

BALANCE SHEET

March 31, 2004

Assets
Current assets:

Cash and cash equivalents	$147,176
Trade accounts receivable, net	2,323,699
Inventories	1,194,189

Total current assets	3,665,064

Due from Officer	22,167
Property, plant and equipment, net	4,727,289
Deferred loan cost, net	59,028
Deposits and other assets	48,601

Total assets	$8,522,149

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,823,130
Accrued expenses	134,880
Line of credit	452,037
Note payable to stockholders	350,000
Current installments of long-term debt	295,854
Current installments of capital lease obligations	37,178

Total current liabilities	3,093,079

Long-term debt, excluding current installments	3,458,010
Capital lease obligations, excluding current installments	38,441

Total liabilities	6,589,530
Stockholders’ equity:
Common stock	12,025
Additional paid-in capital	1,807,678
Retained earnings	112,916

Total stockholders’ equity	1,932,619

Total liabilities and stockholders’ equity	$8,522,149

See accompanying notes to financial statements.

3	(Continued)

KNOX NURSERY, INC.

Statements of Operations

For the three months ended March 31, 2004 and 2003

	2004	2003
	(Unaudited)	(Unaudited)
Sales	$3,064,311	$3,468,435
Cost of sales	2,118,000	2,354,472

Gross profit	946,311	1,113,963

Operating expenses	639,248	583,942

Income from operations	307,063	530,021

Other income (expense):
Interest expense	(56,853)	(65,145)
Interest and dividend income	238	460
Other, net	8,060	22,975

Total other expense	(48,555)	(41,710)

Net income before income taxes	258,508	488,311

Income taxes	—	—

Net income	$258,508	$488,311

Basic earnings per common share	$0.021	$0.041

Weighted average common shares outstanding	12,025,454	12,025,454

See accompanying notes to financial statements.

4	(Continued)

KNOX NURSERY, INC.

Statements of Cash Flow

For the three months ended March 31, 2004 and 2003

	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$258,508	$488,311

Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	154,800	165,211
Gain on sale of property, plant, and equipment	—	(1,000)
Cash provided by (used for) changes in:
Trade accounts receivable	(1,347,708)	(1,746,638)
Inventories	427,700	327,128
Prepaid expenses	13,482	(27,686)
Deposits and other assets	—	(136,913)
Accounts payable	562,821	879,413
Accrued expenses	10,538	(146,493)

Net cash provided by (used in) operating activities	80,141	(198,667)

Cash flows from investing activities:
Purchase of property, plant and equipment	(78,100)	(36,057)
Proceed from sale of property, plant, and equipment	—	1,000
Issuance of note receivable to officer	(238)	(379)

Net cash used in investing activities	(78,338)	(35,436)
Cash flows from financing activities:
Proceeds from short term debt	—	1,063,782
Net draws on line of credit	148,422	(779,761)
Repayment of note payable to stockholder	—	(73,905)
Payment of long term debt	(68,914)	—
Repayment of capital lease obligations	(7,754)	(965)

Net cash provided by financing activities	71,754	209,151

Net increase (decrease) in cash and cash equivalents	73,557	(24,952)
Cash and cash equivalents at beginning of period	73,619	30,287

Cash and cash equivalents at end of period	$147,176	$5,335

See accompanying notes to financial statements

5	(Continued)

KNOX NURSERY, INC.

Notes to Financial Statements

March 31, 2004

1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited condensed financial statements for the three months ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed financial statements contain all adjustments, which in the opinion of management are considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2003 financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

For the period ended March 31, 2004 and 2003, the Company’s plug sales to its four primary customers account for 68.2% and 71% of total plug sales, respectively. For the period ended March 31, 2004 and 2003, the Company’s four largest finished plant customers account for 37.8% and 49.5% of finished plant sales, respectively.

6	(Continued)

(b)	Reclassifications

Certain amounts in the 2003 financial statements have been reclassified for comparitive purposes to conform to the presentation in the 2004 financial statements. The results of these reclassifications had no effect on total assets, total liabilities, stockholder’s equity or net income.

(2)	Inventories

Inventories at March 31, 2004 consisted of:

2004
Work in process	$1,073,201
Materials and supplies	120,988

Total inventories	$1,194,189

(3)	Line of Credit

Line of credit consists of the following at March 31, 2004:

Line of credit ($600,000 limit at March 31, 2004) with interest only payments equal to the three-month U.S. LIBOR rate plus margin points (4.125% as of March 31, 2004). Margin points are determined in May of each year (3% at March 31, 2004) and are based on the Company’s debt leverage ratio on the reset date. The line of credit matures in July 2005, at which time all unpaid principal and accrued interest are due. The credit line is collateralized by a real estate security agreement, and is also personally guaranteed by the majority stockholders.	$452,037

7	(Continued)

(4)	Long-Term Debt

Long-term debt consists of the following at March 31, 2004:

Commercial loan at a variable rate of interest equal to the three-month U.S. LIBOR rate plus margin points (4.125% as of March 31, 2004). Margin points are determined in May of each year (3% at March 31, 2004) and are based on the Company’s debt leverage ratio on the reset date. Due in 60 monthly principal installments of $23,844 plus interest with a final balloon payment of all unpaid principal and accrued interest on March 1, 2007. The loan is collateralized by a real estate security agreement and is personally guaranteed by the majority stockholders. The loan is subject to restrictive financial covenants including debt coverage, leverage, current and quick ratios, as well as the maintenance of working capital and net worth at specified levels.

$3,719,982
Commercial loan with interest at a fixed rate of 0.0%, due in 60 equal monthly installments of $604 ending August 4, 2008. The loan is collateralized by a vehicle.	31,410
Commercial loan with interest at a fixed rate of 9.0%, due in 60 equal monthly installments of $898 ending August 1, 2004. The loan is collateralized by a vehicle.	2,472

Total long-term debt	3,753,864
Less current installments	295,854

Total long-term debt, excluding current installments	$3,458,010

Aggregate principal maturities for the years subsequent to March 31, 2004 are approximately as follows:

2005	$295,854
2006	293,382
2007	293,382
2008	2,871,246

$3,753,864

8	(Continued)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Knox Nursery, Inc. founded in 1962, is located in Central Florida and has two product lines: 1) Plug trays, with sales of seedling annuals (plugs) to brokers and other nurseries throughout the United States; and 2) Finished Product, with sales of four inch annuals to wholesalers, landscapers and large final-use customers located primarily in Central Florida.

REVENUE

For the three months ended March 31, 2004, revenue was $3,064,311, a decrease of $404,124 or 11.7% from the $3,468,435 posted for the quarter ended March 31, 2003. Plug tray sales amounted to $2,718,579, a decrease of $457,516, or 14.4%, over the $3,178,380 achieved in 2003. Plug sales declined due to a major customer shifting to in-house plug production. Finished Products sales increased $54,402 (18.7%) to $345,732 for the first quarter of 2004, compared to $291,330 in 2003. Finished products demand is benefiting from the installation of vegetative product lines in 2003 and the new pot-less plant tray specialization provided by the acquisition and installation of the Ellegaard ellepot system in 2003.

COSTS AND EXPENSES

For the three months ended March 31, 2004 cost of sales was $2,118,000, a decrease of $236,472, or 10% from the $2,354,472 posted for the quarter ended March 31, 2003. By product line, Cost of sales Plugs decreased $233,222 (12.8%) and Cost of sales Finished Products decreased $1,734 (.3%).

Analysis for significant changes in cost factors for all products delivered shows plastic product costs (trays, pots, flats), and growing media up $34,856 (16%); seed down $215,264 (24%) cuttings and plants purchased down $25,019 (22%); fertilizer, chemicals, other supplies, and testing up $8,402 (28%); labels, boxes, and shipping down $33,634 (43%); over the road transport & racks down $37,670 (67%); and labor down $75,998 (13%). Costs decreased generally due to lower plug tray production levels.

Repairs and maintenance decreased $1,516 from the prior year at $78,262 for the quarter. Vehicle and equipment repairs were up $3,133 (43%); finished product operations maintenance down $9,761 (42%); and plug product operations maintenance down $6,999 (37%). Maintenance labor expenses were up $12,111 (39%) over the first three months of 2003.

9	(Continued)

Operating expenses for the first three months of 2004 amounted to $639,248, an increase of $55,306, or 9.5% from the $583,942 recorded in the first quarter of 2003. Within operating expenses insurance showed the largest increase, $42,354 (48%) over the previous year, due to a increased worker’s compensation insurance coverage and more tractor trucks and trailers operated by the compnay. Salary and wages were up $19,728 (21%) due to added staff in outside sales and computer systems departments. Propane and natural gas are up $4,207 (7%) as natural resources costs have risen over the quarter, and legal and professional expense is up $7,492 (68%). Depreciation is down $15,212 for the quarter, but is expected to rise with the capitalization of the new shadehouse and other long-term improvements completed at the Avalon plug facility.

“Other, net” on the Statement of Operations decreased $14,915 to $ 8,060 for the first three months of 2004, and includes the following items:

	2004	2003	change
Miscellaneous income	3,885	18,081	(14,196)
Net vending income (expense)	563	801	(238)
Net finance charges income	3,612	4,093	(481)

Total “Other, net” income	$8,060	$22,975	$(14,915)

The Company recorded net income in the quarter ended March 31, 2004 of $258,508 compared to net income of $488,311 at March 31, 2003, a decrease of $229,803. Non-cash charges for depreciation and amortization were $154,800 for the three months ended March 31, 2004, and $165,212 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004 the Company had a working capital surplus of $571,985, $402,700 lower than March 31, 2003, and $231,856 higher than the year end 2003. The Company believes future working capital and capital expenditure requirements can be met from cash provided from operating activities, existing cash balances, and borrowings available under the existing line of credit.

10	(Continued)

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

11	(Continued)

PART II. OTHER INFORMATION

There are no reportable events for items 1 through 6

12	(Continued)

KNOX NURSERY, INC.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOX NURSERY, INC. Registrant

Date: May 20, 2004	/s/	BRUCE R. KNOX

Bruce R. Knox President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report Is signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.

Name	Title	Date

/s/ Bruce R. Knox Bruce R. Knox	President Director	May 21, 2004

/s/ James M. Knox, III James M. Knox, III	Vice President Director	May 21, 2004

/s/ M. Nadine Knox M. Nadine Knox	Director	May 21, 2004