Form 10QSB/A
period 2004-03-31
KNOX NURSERY INC /FL
filed 2004-06-30
CIK 1053389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

AMENDMENT No. 1

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

AMENDMENT NOTE

The purpose of this amendment is to include Exhibit 32.1 which was previously omitted from the original filing of the 10QSB for the quarterly period ended March 31, 2004

KNOX NURSERY, INC.

INDEX

PART I. Financial Information
Item 1. Financial Statements (Unaudited)	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Controls and Procedures	11

PART II. Other Information

SIGNATURES	14
EXHIBIT 31.1
EXHIBIT 32.1

2	(Continued)

PART I

ITEM I.	FINANCIAL STATEMENTS (UNAUDITED)

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

KNOX NURSERY, INC. Registrant

Date: June 30, 2004	/s/	BRUCE R. KNOX
Bruce R. Knox President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.

Name	Title	Date

/s/ Bruce R. Knox Bruce R. Knox	President Director	June 30, 2004

/s/ James M. Knox, III James M. Knox, III	Vice President Director	June 30, 2004

/s/ M. Nadine Knox M. Nadine Knox	Director	June 30, 2004