Form 10QSB
period 2004-06-30
KNOX NURSERY INC /FL
filed 2004-08-23
CIK 1053389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004.

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

Number of shares of the registrant’s common stock, par value $.001 per share, outstanding as of August 12, 2004 is 12,025,454, and there were 80 stockholders of record.

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

KNOX NURSERY, INC.

BALANCE SHEET

June 30, 2004

(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$183,337
Trade accounts receivable, net	1,250,433
Inventories	681,796
Prepaid expenses	67,920

Total current assets	2,183,486

Due from Officer	17,406
Property, plant and equipment, net	4,569,342
Deferred loan cost, net	59,386
Deposits and other assets	48,601

Total assets	$6,878,221

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$665,866
Accrued expenses	43,686
Current installments of long-term debt	363,381
Current installments of capital lease obligations	17,946

Total current liabilities	1,090,879

Long Term Liabilities:
Long-term debt, excluding current installments	3,640,820
Capital lease obligations, excluding current installments	24,451

Total liabilities	4,756,150

Stockholders’ equity:
Common stock	12,025
Additional paid-in capital	1,807,678
Retained earnings	302,368

Total stockholders’ equity	2,122,071

Total liabilities and stockholders’ equity	$6,878,221

See accompanying notes to financial statements.

3	(Continued)

KNOX NURSERY, INC.

Statements of Operations

For the six months ended June 30, 2004 and 2003

	2004	2003
	(Unaudited)	(Unaudited)
Sales	$5,295,481	$5,667,881
Cost of sales	3,505,967	3,772,833

Gross profit	1,789,514	1,895,048

Operating expenses	1,253,778	1,133,609

Income from operations	535,736	761,439

Other income (expense):
Interest expense	(111,589)	(94,694)
Interest and dividend income	484	871
Other, net	23,329	31,856

Total other expense	(87,776)	(61,967)

Net income before income taxes	447,960	699,472

Income taxes	—	—

Net income	$447,960	$699,472

Basic earnings per common share	$0.037	$0.058

Weighted average common shares outstanding	12,025,454	12,025,454

See accompanying notes to financial statements.

4	(Continued)

KNOX NURSERY, INC.

Statements of Operations

For the three months ended June 30, 2004 and 2003

	2004	2003
	(Unaudited)	(Unaudited)
Sales	$2,231,170	$2,200,446
Cost of sales	1,387,967	1,418,361

Gross profit	843,203	782,085

Operating expenses	614,530	549,667

Income from operations	228,673	232,418

Other income (expense):
Interest expense	(54,736)	(29,549)
Interest and dividend income	246	411
Other, net	15,269	7,881

Total other expense	(39,221)	(21,257)

Net income before income taxes	189,452	211,161

Income taxes	—	—

Net income	$189,452	$211,161

Basic earnings per common share	$0.016	$0.018

Weighted average common shares outstanding	12,025,454	12,025,454

See accompanying notes to financial statements.

5	(Continued)

KNOX NURSERY, INC.

Statements of Cash Flow

For the six months ended June 30, 2004 and 2003

	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$447,960	$699,472
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	309,601	330,424
Gain on sale of property, plant, and equipment	(3,195)	(1,000)
Cash provided by (used for) changes in:
Trade accounts receivable	(274,442)	(269,047)
Inventories	940,093	847,268
Prepaid expenses	(54,438)	(55,458)
Accounts payable	(594,443)	(538,117)
Accrued expenses	(80,656)	(87,722)

Net cash provided by operating activities	690,480	925,820

Cash flows from investing activities:
Purchase of property, plant and equipment	(80,176)	(155,348)
Issuance of note receivable to officer	(477)	(758)
Repayment of note receivable from officer	5,000	10,000
Proceed from sale of property, plant, and equipment	13,218	1,000

Net cash used in investing activities	(62,435)	(145,106)

Cash flows from financing activities:
Decrease in bank overdrafts	—	(136,913)
Net repayment on line of credit	(303,615)	(173,557)
Payment of note payable to stockholder	(350,000)	—
Proceeds from long term debt	350,000	—
Payment of long term debt	(175,609)	(143,876)
Payment of deferred loan costs	(5,159)	—
Repayment of capital lease obligations	(33,944)	(6,279)

Net cash used in financing activities	(518,327)	(460,625)

Net increase in cash and cash equivalents	109,718	320,089
Cash and cash equivalents at beginning of period	73,619	30,287

Cash and cash equivalents at end of period	$183,337	$350,376

See accompanying notes to financial statements

6	(Continued)

KNOX NURSERY, INC.

Notes to Financial Statements

June 30, 2004

1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed financial statements contain all adjustments, which in the opinion of management are considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2003 financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

At June 30, 2004, the Company’s plug sales to its four primary customers account for 72.2% of total plug sales. The Company’s four largest finished plant customers account for 49.9% of finished plant sales. At June 30, 2003 the Company’s plug sales to its four primary customers accounted for 73.4% of total plug sales. The Company’s four largest finished plant customers accounted for 45.2% of finished plant sales.

7	(Continued)

(d)	Reclassifications

Certain amounts in the 2003 financial statements have been reclassified for comparitive purposes to conform to the presentation in the 2004 financial statements. The results of these reclassifications had no effect on stockholder’s equity.

(2)	Inventories

Inventories at June 30, 2004 consisted of:

2004
Work in process	$552,307
Materials and supplies	129,489

Total inventories	$681,796

(3)	Line of Credit

Line of credit ($600,000 limit at June 30, 2004) with interest only payments equal to the three-month U.S. LIBOR rate plus margin points (5.125% as of June 30, 2004). Margin points are fixed at 3.5% on July 1, 2004. The line of credit matures in July 2005, at which time all unpaid principal and accrued interest are due. The credit line is collateralized by a real estate security agreement, and is also personally guaranteed by the majority stockholders.	$—

8	(Continued)

(4)	Long-Term Debt

Long-term debt consists of the following at June 30, 2004:

Commercial loan at a variable rate of interest equal to the three-month U.S. LIBOR rate plus margin points (5.125% as of June 30, 2004. Margin points are fixed at 3.5% on July 1, 2004. Due in 60 monthly principal installments of $23,844 plus interest with a final balloon payment of all unpaid principal and accrued interest on March 1, 2007. The loan is collateralized by a real estate security agreement and is personally guaranteed by the majority stockholders. The loan is subject to restrictive financial covenants including debt coverage, leverage, current and quick ratios, as well as the maintenance of working capital and net worth at specified levels.

$3,624,604

Commercial loan with interest at a fixed rate of 0.0%, due in 60 equal monthly installments of $604 ending August 4, 2008. A vehicle collateralizes the loan.	29,597

Commercial loan at a variable rate of interest equal to the three-month U.S. LIBOR rate plus margin points (4.625% as of June 30, 2004). Margin points are fixed at 3.0% on July 1, 2004. Due in 59 monthly principal installments of $5,833 plus interest with a final payment of all unpaid principal and accrued interest on July 1, 2009. The loan is collateralized by a real estate security agreement and is personally guaranteed by the majority stockholders. The loan is subject to restrictive financial covenants including debt coverage, leverage, current and quick ratios, as well as the maintenance of working capital and net worth at specified levels.

350,000

Total long-term debt	4,004,201
Less current installments	363,381

Total long-term debt, excluding current installments	$3,640,820

9	(Continued)

Aggregate principal maturities for the years subsequent to June 30, 2004 are approximately as follows:

2005	$363,381
2006	363,381
2007	3,129,587
2008	77,248
2009	70,604

$4,004,201

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

REVENUE

For the six months ended June 30, 2004, revenue was $5,295,481, a decrease of $372,400, or 6.6% from the $5,667,881 posted for the six months ended June 30, 2003. Plug tray sales reached $4,110,840, a decrease of $870,480, or

10	(Continued)

17.5%, over the $4,981,320 achieved in 2003. Plug sales declined due to a major customer shifting to in-house plug production and decreased demand from many customers over the prior year. Finished Products sales increased $498,080 (72.5%) to $1,184,641 for the first half of 2004, compared to $686,561 in 2003. Finished products demand is benefiting from the installation of vegetative product lines in 2003 and the new pot-less plant tray specialization provided by the acquisition and installation of the Ellegaard ellepot system in 2003. For the quarter revenues increased $30,723 (1.4%) to $2,231,170. Plug trays sales decreased $412,965 (22%), finished products sales increased $443,688 (112%) for the reasons previously mentioned.

COSTS AND EXPENSES

For the six months ended June 30, 2004 cost of sales was $3,505,967, a decrease of $266,866, or 7.1% from the $3,772,833 posted for June 30, 2003. By product line, Cost of sales Plugs decreased $257,930 (8.8%) and Cost of sales Finished Products decreased $39,289 ( 5.7%).

Analysis for significant increases in cost factors for all products delivered shows seed used down $229,159 (24%); over the road transport & rack rentals down $64,147 (45%); and labor down $81,029 (8%). Costs decreased generally due to lower plug tray production orders.

Repairs and maintenance increased from the prior year $30,353 due to additional maintenance labor and maintenance on the KNI truck and trailer fleet in the first six months of 2004. Vehicle and equipment repairs were up $13,422 (108%); finished product operations maintenance down $4,060 (12%); and plug product operations maintenance down $14,374 (33%). Maintenance labor expenses were up $35,363 (64%) over the first six months of 2003.

Looking at the quarter ended June 30, 2004 costs were lower in comparison to the same period a year ago. Cost of sales fell $30,394 (2.1%) to $1,387,967 including significant changes in transport and racks $26,477 (31%); trays and flats $25,339 (48%), and growing media $44,955 (63%).

Gross profit for this six-month period ending June 30, 2004 was down $105,534 (5.5%) to $1,789,514, compared to the June 30, 2003. Gross profit for this three-month period ending June 30, 2004 was up $61,118 (8%) to $843,203, compared to the second quarter of 2003.

Operating expenses for the first six months of 2004 amounted to $1,253,778, an increase of $120,169, or 10.6% from the $1,133,609 recorded in the first six months of 2003. Within operating expenses office salaries showed the largest increase, $66,889 (33%) over the previous year, due to added staff in outside sales and computer systems departments. Insurance expense was up $61,854

11	(Continued)

(32%) due to a increased worker’s compensation insurance coverage and more tractor trucks and trailers operated by the company. Propane and natural gas are up $18,267 (33%) as natural resources costs have risen over the prior year. Estimated depreciation expense is down $20,820 for the period.

Comparing operating expenses for the quarter ended June 30, 2004 with the same period a year ago shows an increase of $64,863 (12%) to $614,530. Areas showing the significant changes are insurance up $12,996; gas & oil up $6,590; office salaries up $47,161; estimated depreciation expense down $10,410.

“Other, net” on the Statement of Operations decreased $ 8,527 for the first six months of 2004, and includes the following items:

	2004	2003	change
Gain on sale of fixed assets	3,195	1,000	2,195
Miscellaneous income	8,804	18,688	(9,884)
Net vending income (expense)	1,326	1,749	(423)
Net finance charges income	10,004	10,419	(415)

Total “Other, net” income	$23,329	$31,856	$(8,527)

The Company recorded net income in the six months ended June 30, 2004 of $447,960 compared to net income of $699,472 at June 30,2003 a decrease of $251,512. Non-cash charges for depreciation and amortization were $309,601 for the six months ended June 30, 2004, and $330,424 for the same period in 2003. The Company recorded net income in the quarter ended June 30, 2004 of $189,452 compared to net income of $211,161 a year ago, a decrease of $21,709 (10%). Non-cash charges for depreciation and amortization were $154,801 for the three months ended June 30, 2004, and $165,212 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004 the Company had a working capital surplus of $1,092,607, $165,104 lower than June 30, 2003, and $805,369 higher than the year end 2003. The Company believes future working capital and capital expenditure requirements can be met from cash provided from operating activities, existing cash balances, and borrowings available under the existing line of credit.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements expected to materially effect the Company’s financial position or results of operations.

12	(Continued)

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

13	(Continued)

PART II. OTHER INFORMATION

There are no reportable events for items 1 through 6

KNOX NURSERY, INC.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOX NURSERY, INC.
Registrant

Date: Aug 23, 2004	/s/ BRUCE R. KNOX
Bruce R. Knox
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report Is signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.

Name	Title	Dates
/s/ Bruce R. Knox Bruce R. Knox	President Director	Aug 23, 2004

/s/ James M. Knox, III James M. Knox, III	Vice President Director	Aug 23, 2004

/s/ M. Nadine Knox M. Nadine Knox	Director	Aug 23, 2004

14	(Continued)