Form 10QSB
period 2004-09-30
KNOX NURSERY INC /FL
filed 2004-11-22
CIK 1053389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004.

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

Number of shares of the registrant’s common stock, par value $.001 per share, outstanding as of November 12, 2004 is 12,025,454, and there were 80 stockholders of record.

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

KNOX NURSERY, INC.

BALANCE SHEET

September 30, 2004

(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$54,477
Trade accounts receivable, net	1,338,019
Inventories	1,072,194
Prepaid expenses	72,558

Total current assets	2,537,248

Due from Officer	17,644
Property, plant and equipment, net	4,196,565
Deferred loan cost, net	54,586
Deposits and other assets	58,901

Total assets	$6,864,944

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$764,892
Accrued expenses	50,010
Line of Credit	91,350
Current installments of long-term debt	363,381
Current installments of capital lease obligations	17,280

Total current liabilities	1,286,913

Long Term Liabilities:
Long-term debt, excluding current installments	3,549,976
Capital lease obligations, excluding current installments	21,131

Total liabilities	4,858,020

Stockholders’ equity:
Common stock	12,025
Additional paid-in capital	1,807,678
Retained earnings	187,221

Total stockholders’ equity	2,006,924

Total liabilities and stockholders’ equity	$6,864,944

See accompanying notes to financial statements.

KNOX NURSERY, INC.

Statements of Operations

For the nine months ended September 30, 2004 and 2003

	2004	2003
	(Unaudited)	(Unaudited)
Sales	$6,405,564	$6,554,725
Cost of sales	4,171,820	4,517,683

Gross profit	2,233,744	2,037,042

Operating expenses	1,839,872	1,711,537

Income from operations	393,872	325,505

Other income (expense):
Interest expense	(169,092)	(171,068)
Interest and dividend income	722	30,843
Other, net	107,311	45,928

Total other expense	(61,059)	(94,297)

Net income before income taxes	332,813	231,208

Income taxes	—	—

Net income	$332,813	$231,208

Basic earnings per common share	$0.028	$0.019

Weighted average common shares outstanding	12,025,454	12,025,454

See accompanying notes to financial statements.

KNOX NURSERY, INC.

Statements of Operations

For the three months ended September 30, 2004 and 2003

	2004	2003
	(Unaudited)	(Unaudited)
Sales	$1,110,083	$886,844
Cost of sales	665,853	744,850

Gross profit	444,230	141,994

Operating expenses	586,094	577,928

Loss from operations	(141,864)	(435,934)

Other income (expense):
Interest expense	(57,504)	(46,907)
Interest and dividend income	238	505
Other, net	83,982	14,072

Total other income (expense)	26,716	(32,330)

Net loss before income taxes	(115,148)	(468,264)

Income taxes	—	—

Net loss	$(115,148)	$(468,264)

Basic loss per common share	$(0.010)	$(0.039)

Weighted average common shares outstanding	12,025,454	12,025,454

See accompanying notes to financial statements.

KNOX NURSERY, INC.

Statements of Cash Flow

For the nine months ended September 30, 2004 and 2003

	2004	2003
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$332,813	$231,208
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	464,401	492,638
Gain on disposal of property, plant, and equipment	(70,850)	(1,000)
Cash provided by (used for) changes in:
Trade accounts receivable	(64,684)	320,687
Inventories	549,695	625,958
Prepaid expenses	(59,076)	(39,121)
Deposits and other assets	(10,300)	—
Accounts payable	(495,417)	(303,589)
Accrued expenses	(74,332)	(82,494)

Net cash provided by operating activities	572,250	1,244,287

Cash flows from investing activities:
Purchase of property, plant and equipment	(87,088)	(298,989)
Issuance of note receivable to officer	(715)	(996)
Repayment of note receivable from officer	5,000	10,000
Proceeds from sale of property, plant, and equipment	13,218	1,000

Net cash used in investing activities	(69,585)	(288,985)

Cash flows from financing activities:
Decrease in bank overdrafts	—	(136,913)
Net repayment on line of credit	(212,265)	(173,557)
Payment of note payable to stockholder	(350,000)	—
Proceeds from long term debt	350,000	—
Payment of long term debt	(266,453)	(183,705)
Payment of deferred loan costs	(5,159)	—
Repayment of capital lease obligations	(37,930)	(8,657)

Net cash used in financing activities	(521,807)	(502,832)

Net increase(decrease) in cash and cash equivalents	(19,142)	452,470
Cash and cash equivalents at beginning of period	73,619	30,287

Cash and cash equivalents at end of period	$54,477	$482,757

See accompanying notes to financial statements

KNOX NURSERY, INC.

Notes to Financial Statements

September 30, 2004

1) Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed financial statements contain all adjustments, which in the opinion of management are considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented.

The results of operations for the interim periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the December 31, 2003 financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

At September 30, 2004, the Company’s plug sales to its four primary customers account for 71% of total plug sales. The Company’s four largest finished plant customers account for 43% of finished plant sales. At September 30, 2003, the Company’s plug sales to its four primary customers accounted for 71% of total plug sales. The Company’s four largest finished plant customers accounted for 43% of finished plant sales.

7	(Continued)

(d)	Reclassifications

Certain amounts in the 2003 financial statements have been reclassified for comparitive purposes to conform to the presentation in the 2004 financial statements. The results of these reclassifications had no effect on stockholder’s equity.

(2) Inventories

Inventories at September 30, 2004 consisted of:

2004
Work in process	$942,705
Materials and supplies	129,489

Total inventories	$1,072,194

(3) Line of Credit

Line of credit ($600,000 limit at September 30, 2004) with interest only payments equal to the three-month U.S. LIBOR rate plus margin points (5.375% as of September 30, 2004). Margin points are fixed at 3.5% on July 1, 2004. The line of credit matures in July 2005, at which time all unpaid principal and accrued interest are due. The credit line is collateralized by a real estate security agreement, and is also personally guaranteed by the majority stockholders.	$91,350

8	(Continued)

(4) Long-Term Debt

Long-term debt consists of the following at September 30, 2004:

Commercial loan at a variable rate of interest equal to the three-month U.S. LIBOR rate plus margin points (5.375% as of September 30, 2004. Margin points are fixed at 3.5% on July 1, 2004. Due in 60 monthly principal installments of $23,844 plus interest with a final balloon payment of all unpaid principal and accrued interest on March 1, 2007. The loan is collateralized by a real estate security agreement and is personally guaranteed by the majority stockholders. The loan is subject to restrictive financial covenants including debt coverage, leverage, current and quick ratios, as well as the maintenance of working capital and net worth at specified levels.

$3,553,072

Commercial loan with interest at a fixed rate of 0.0%, due in 60 equal monthly installments of $604 ending August 4, 2008. A vehicle collateralizes the loan.	27,785

Commercial loan at a variable rate of interest equal to the three-month U.S. LIBOR rate plus margin points (4.875% as of September 30, 2004). Margin points are fixed at 3.0% on July 1, 2004. Due in 59 monthly principal installments of $5,833 plus interest with a final payment of all unpaid principal and accrued interest on July 1, 2009. The loan is collateralized by a real estate security agreement and is personally guaranteed by the majority stockholders. The loan is subject to restrictive financial covenants including debt coverage, leverage, current and quick ratios, as well as the maintenance of working capital and net worth at specified levels.

332,500

Total long-term debt	3,913,357
Less current installments	363,381

Total long-term debt, excluding current installments	$3,549,976

Aggregate principal maturities for the years subsequent to September 30, 2004 are approximately as follows:

2005	$363,381
2006	363,381
2007	3,058,053
2008	76,042
2009	52,500

$3,913,357

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

REVENUE

For the nine months ended September 30, 2004, revenue was $6,405,564, a decrease of $149,161, or 2.3% from the $6,554,725 posted for the nine months ended September 30, 2003. Plug tray sales reached $4,981,144, a decrease of $752,219, or 13.1%, over the $5,733,363 achieved in 2003. Plug sales declined due to a major customer shifting to in-house plug production and decreased demand from many customers over the prior year. Finished Products sales increased $603,058 (73.4%) to $1,424,420 for the first nine months of 2004 compared to $821,362 in 2003. Finished products demand is benefiting from the installation of vegetative product lines in 2003 and the new pot-less plant tray specialization provided by the acquisition and installation of the Ellegaard ellepot system in 2003. For the quarter revenues increased $223,239 (25%) to $1,110,083. Plug trays sales increased $118,261 (16%), finished products sales increased $104,978 (78%) compared to the third quarter of 2003.

COSTS AND EXPENSES

For the nine months ended September 30, 2004 cost of sales was $4,171,820, a decrease of $345,863, or 7.7% from the $4,517,683 posted for the nine months ended September 30, 2003. By product line, Cost of sales Plugs decreased $472,218 (13.1%) and Cost of sales Finished Products increased $20,468 (2.8%).

Analysis for significant decreases in cost factors for all products delivered shows seed used down $351,592 (27%); over the road transport & rack rentals down $66,009 (45%); and labor down $82,497 (6%). Costs decreased generally due to lower plug tray production orders.

Repairs and maintenance increased from the prior year $75,830 (35%) due to additional maintenance labor and maintenance on the KNI truck and trailer fleet in the first nine months of 2004. Vehicle and equipment repairs were up $18,525 (109%); finished product operations maintenance down $13,201 (24%); and plug product operations maintenance down $1,321 (2%). Maintenance labor expenses were up $42,962 (50%) over the first nine months of 2004.

10	(Continued)

Looking at the quarter ended September 30, 2004 costs were lower in comparison to the same period a year ago. Cost of sales fell $78,997 (10.6%) to $665,853 including significant changes in labels and shipping down $39,106 (54%); cuttings and plants purchased up $154,958 (1944%), and seed down $122,433 (34%).

Gross profit for this nine-month period ended September 30, 2004 was up $196,702 (9.6%) to $2,233,744, compared to the September 30, 2003. Gross profit for this three-month period ended September 30, 2004 was up $302,236 (213%) to $444,230, compared to the third quarter of 2003.

Operating expenses for the first nine months of 2004 amounted to $1,839,872, an increase of $128,335 (7.5%) from the $1,711,537 recorded in the first nine months of 2003. Within operating expenses office salaries showed the largest increase, $94,533 (30%) over the previous year, due to added staff in outside sales and computer systems departments. Insurance expense was up $19,965 (10%) due to a increased worker’s compensation insurance coverage and more tractor trucks and trailers operated by the Company. Propane and natural gas are down $14,248 (16%) as usage compared to the prior years third quarter declined. Estimated depreciation expense is down $31,230 year to date.

Comparing operating expenses for the quarter ended September 30, 2004 with the same period a year ago shows an increase of $8,166 (1.4%) to $586,094. Areas showing the significant changes are propane and natural gas down $32,516; gas & oil up $9,020; office salaries up $27,644; estimated depreciation expense down $10,410.

“Other, net” on the Statement of Operations increased $ 61,383 for the first nine months of 2004, and includes the following items:

	2004	2003	change
Gain on disposal of fixed assets	70,850	1,000	69,850
Miscellaneous income	16,864	23,217	(6,353)
Net vending income (expense)	1,326	2,328	(1,002)
Net finance charges income	18,271	19,383	(1,112)

Total “Other, net” income	$107,311	$45,928	$61,383

Gain on disposal of fixed assets includes a one-time gain of $67,655 due to anticipated insurance proceeds in excess of book value and lost revenue for hurricane damaged greenhouse structures and crops during September of 2004.

11	(Continued)

The Company recorded net income in the nine months ended September 30, 2004 of $332,813 compared to net income of $231,208 at September 30,2003 an increase of $101,605. Non-cash charges for depreciation and amortization were $464,401 for the nine months ended September 30, 2004, and $492,638 for the same period in 2003. The Company recorded a net loss in the quarter ended September 30, 2004 of $115,148 compared to a net loss of $468,264 a year ago, an improvement of $353,116 (75%). Non-cash charges for depreciation and amortization were $154,800 for the three months ended September 30, 2004, and $165,212 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004 the Company had a working capital surplus of $1,250,335, up $465,884 higher than September 30, 2003, and $963,097 higher than the year end 2003. The Company believes future working capital and capital expenditure requirements can be met from cash provided from operating activities, existing cash balances, and borrowings available under the existing line of credit.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer, Secretary & Treasurer and Chief Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer, Secretary & Treasurer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

KNOX NURSERY, INC.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOX NURSERY, INC.
Registrant

Date: Nov 22, 2004	/s/ BRUCE R. KNOX
Bruce R. Knox
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report Is signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.

Name	Title	Dates
/s/ Bruce R. Knox Bruce R. Knox	President Director	Nov 22, 2004

/s/ James M. Knox, III James M. Knox, III	Vice President Director	Nov 22, 2004

/s/ M. Nadine Knox M. Nadine Knox	Director	Nov 22, 2004