Form 10KSB
period 2004-12-31
KNOX NURSERY INC /FL
filed 2005-04-13
CIK 1053389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2004.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

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

Based upon the $0.13 per share closing price of the registrant’s Common Stock as of March 25, 2005, the aggregate value of the shares of Common Stock held by nonaffiliates as of such date was $583,655.

Number of shares of common stock outstanding as of March 25, 2005 is 12,025,454.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent year - $7,834,377

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

Plug sales, which accounts for 70% of the Company’s sales, involves sowing millions of seeds annually, then precisely growing the seedlings for 4 to 10 weeks until the “pre-finished” plants are shipped to commercial growers throughout the country. These growers will transplant the plugs into larger pots and containers for resale to their customers.

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

Knox Nursery Inc. employs an average of 109 people, 106 full-time and 3 part-time.

62% of plug tray sales in 2004 came from three customers – Grolink Sales 23%; Ball Seed Company 15%; and DPT Brokerage 24%. 24% of finished plants sales were made to these customers - Walt Disney World 8%; East Coast Greenery 6%; Gude Brothers 10%.

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

ITEM 3. LEGAL PROCEEDINGS

The Company was involved in routine litigation that is incidental to the business at December 31, 2004, and on the date of this report. In the opinion of management, the outcome of this litigation will not have a materially adverse effect on the Company’s financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on The NASD OTC Bulletin Board, under the symbol “KNUR.” The first active trading in the shares of the Company began in the fourth quarter of 1998. The high and low closing inter-dealer sales prices for each quarter of the last two fiscal years are as follows:

	2004		2003
	high	low	high	low
1st qtr	$.13	.13	.13	.09
2nd qtr	.12	.12	.16	.09
3rd qtr	.11	.11	.18	.11
4th qtr	.12	.11	.20	.14

As of December 31, 2004 the number of shareholders of record was 75.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is a discussion of the financial condition and results of operation of the Company as of December 31, 2004. This discussion and analysis should be read in conjunction with the Company’s audited Financial Statements with accompanying Notes, which are included elsewhere in this Form 10-KSB.

GENERAL

Knox Nursery, Inc. founded in 1962, is located in Central Florida and has two product lines: 1) Plug trays, with sales of seedling annuals (plugs) to brokers and other nurseries throughout the United States; and 2) Finished Product, with sales of four inch annuals to wholesalers, landscapers and large final-use customers located primarily in Central Florida.

REVENUE

For the year ended December 31, 2004, revenue was $7,834,377, an decrease of $66,575, or <1% from the $7,900,952 posted for the year ended December 31, 2003. The overall decrease in 2004 sales is composed of a Plug tray revenue decrease of 14% or $921,702, and a Finished Product revenue increase of 58% or $855,127 from 2003, respectively. Plug sales declined due to a major customer shifting to in-house plug production and decreased demand from many customers over the prior year. Finished products demand is benefiting from the installation of vegetative product lines in 2003 and the new pot-less plant tray specialization provided by the acquisition and installation of the Ellegaard ellepot system in 2003.

COSTS AND EXPENSES

For the year ended December 31, 2004, cost of sales was $5,459,162, a decrease of $66,533, or 1.2% from the $5,525,695 posted for the year ended December 31, 2003. By product line, Cost of sales Plugs increased $16,636 (<1%). Cost of sales Finished Products decreased $204,021 (14%). Maintenace increased $120,852 (40%) from the prior year.

Cost factors analysis for all products shows plastic product purchases (trays, pots, flats) declined $35,635 (10%); soil and growing media up $11,504 (6%); seed down $444,746 (20%) cuttings and plants purchased up $64,152 (26%); fertilizer, chemicals, other supplies, and testing up $2,714 (2%); labels and boxes up $6,163 (3%); transport & racks down $50,072 (32%); and labor down $127,025 (7%). Costs decreased generally due to lower production levels for plugs and converting to ellepot production within finished products.

Cost factors analysis for maintenance include vehicle and equipment repairs, up $28,196(104%); finished product operations maintenance, up $60,858 (87%); and plug product operations maintenance, down $5,631 (8%). In house maintenance labor expenses were up significantly at $37,359 (28%) over the year 2003.

Operating expenses for 2004 amounted to $2,494,815, an increase of $207,300 or 9% from the $2,287,515 recorded in 2003. Within operating expenses depreciation expense is down $41,486 (7%) as older equipment continues to reach full depreciation. Insurance expense was up $100,204 (23%) as insurance premiums have risen in general due to higher gross wages under workman’s comp coverage, and health insurance premium increases. Office salaries and related taxes are up $110,065 (17%) due to added staff in outside sales and computer services. Propane and natural gas expense were down $19,374 (20%) due to fewer boiler running days in 2004. Electric utilities were up $14,069 (17%) due to rising energy prices in 2004.

“Other, net” on the Statement of Operations decreased $ 16,299 for the year ending 2004, and includes the following items:

	2004	2003	change
miscellaneous income	4,485	33,443	(28,958)
net vending income	1,326	2,344	(1,018)
net finance charges income	38,097	24,420	13,677

Other income	$43,908	$60,207	$16,299

The Company recorded a net loss from operations in 2004 of $260,046 compared to a net loss of $15,533 in 2003, a 1,574% increase of $244,513. Non-cash charges for depreciation and amortization were $589,102 in 2004 and $627,823 in 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, the Company had a working capital surplus of $617,161, compared to a working capital surplus of $287,238 at December 31, 2003. Working capital is up at the end of 2004 compared to 2003 due to one time outlays for fixed assets as noted in last year’s annual report. The company contracted for the construction of a new shade house and a roof repair for the retract area at the Avalon Plug facility in 2003 at a cost of $305,000. This construction project was 95% completed at December 31, 2003. The company also purchased $93,000 in trucks and trailers to meet growing order fulfillment. The company expended $143,000 on equipment, most notably for the acquisition of an Ellepot machine for the elimination of plastic pots in the finished goods product line.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“FAS 151”). FAS 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, FAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this new standard to have a material effect on its consolidated financial position or results of operations.

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

ITEM 7. FINANCIAL STATEMENTS

Knox Nursery, Inc.

Financial Statements

December 31, 2004 and 2003

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors of

Knox Nursery, Inc.:

We have audited the accompanying balance sheet of Knox Nursery, Inc. as of December 31, 2004, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knox Nursery, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Tedder, James, Worden & Associates, P.A.
Orlando, Florida
March 16, 2005, except for Note 5 as to which the date is April 8, 2005

KNOX NURSERY, INC.

Balance Sheet

December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$65,092
Accounts receivable, net of allowance for doubtful accounts of $150,000	1,087,177
Refundable income tax	21,000
Inventories	1,308,768
Prepaid expenses	11,994

Total current assets	2,494,031

Property, plant, and equipment, net	4,174,520
Due from officer	17,883
Deferred loan cost, net of accumulated amortization of $57,191	47,012
Investment in cooperative	79,224
Deposits and other assets	2,420

Total assets	$6,815,090

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,349,781
Accrued expenses	138,995
Current installments of long-term debt	369,247
Current installments of capital lease obligations	18,847

Total current liabilities	1,876,870

Long term liabilities:
Long-term debt, excluding current installments	3,501,457
Capital lease obligations, excluding current installments	22,698

Total liabilities	5,401,025

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	—
Common stock, $.001 par value, 40,000,000 shares authorized, 12,025,454 shares issued and outstanding	12,025
Additional paid-in capital	1,807,678
Accumulated deficit	(405,638)

Total stockholders’ equity	1,414,065

Total liabilities and stockholders’ equity	$6,815,090

See the accompanying notes to financial statements.

KNOX NURSERY, INC.

Statements of Operations

For the years ended December 31, 2004 and 2003

	2004	2003
Sales	$7,834,377	$7,900,952
Cost of sales	5,459,162	5,525,695

Gross profit	2,375,215	2,375,257

Operating expenses (income):
General and administrative	2,573,606	2,287,515
Gain on involuntary conversion	(78,791)	—

Total operating expenses	2,494,815	2,287,515

Income (loss) from operations	(119,600)	87,742

Other income (expense):
Interest expense	(185,343)	(165,351)
Interest and dividend income	989	1,869
Other	43,908	60,207

Other expense, net	(140,446)	(103,275)

Loss before income taxes	(260,046)	(15,533)

Income tax expense	—	—

Net loss	$(260,046)	$(15,533)

Basic and diluted loss per common share	$(0.022)	$(0.001)

Weighted average common shares outstanding	12,025,454	12,025,454

See the accompanying notes to financial statements.

KNOX NURSERY, INC.

Statements of Stockholders' Equity

For the years ended December 31, 2004 and 2003

	Common stock	Additional paid-in capital	Accumulated Deficit	Total
Balances, December 31, 2002	$12,025	1,807,678	(130,059)	1,689,644
Net loss	—	—	(15,533)	(15,533)

Balances, December 31, 2003	12,025	1,807,678	(145,592)	1,674,111
Net loss	—	—	(260,046)	(260,046)

Balances, December 31, 2004	$12,025	1,807,678	(405,638)	1,414,065

See the accompanying notes to financial statements.

KNOX NURSERY, INC.

Statements of Cash Flows

For the years ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(260,046)	$(15,533)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	589,102	627,823
Gain on involuntary conversion	(78,791)	—
(Decrease) increase in the provision for bad debts	94,722	(87,422)
Noncash patronage dividend receivable	(32,743)	(44,200)
Cash provided by (used for) changes in:
Accounts receivable	(205,908)	27,135
Refundable income tax	(21,000)	—
Inventories	313,121	(71,890)
Prepaid expenses	1,488	12,920
Deposits and other assets	(300)	—
Accounts payable	89,472	338,321
Accrued expenses	14,653	11,505

Net cash provided by operating activities	503,770	798,659

Cash flows from investing activities:
Purchases of property, plant and equipment	(191,283)	(434,826)
Proceeds received from disposal of property, plant, and equipment	346,844	—
Collections on due from officer	4,046	8,765

Net cash provided by (used in) investing activities	159,607	(426,061)

Cash flows from financing activities:
Payment of deferred loan costs	(5,159)	(3,000)
Decrease in bank overdrafts	—	(136,913)
Net proceeds (repayments) on line of credit	(303,615)	130,058
Repayment of note payable to stockholder	(350,000)	(25,000)
Repayment of long-term debt	(328,334)	(275,143)
Proceeds from long-term debt	350,000	—
Repayment of capital lease obligations	(34,796)	(19,268)

Net cash used in financing activities	(671,904)	(329,266)

Net increase (decrease) in cash and cash equivalents	(8,527)	43,332

Cash and cash equivalents at beginning of year	73,619	30,287

Cash and cash equivalents at end of year	$65,092	$73,619

See the accompanying notes to financial statements.

KNOX NURSERY, INC.

Statements of Cash Flows, Continued

For the years ended December 31, 2004 and 2003

	2004	2003
Supplemental disclosure of cash flow information:
Cash paid for:
Interest, exclusive of amounts paid to stockholder	$175,080	$209,984

Income taxes	$21,000	$—

Supplemental disclosure of noncash investing and financing activities:
Acquisition of equipment under capital lease	$—	$73,835

Acquisition of equipment through seller financed debt	$19,228	$36,242

See the accompanying notes to financial statements.

KNOX NURSERY, INC.

Notes to Financial Statements

December 31, 2004 and 2003

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

Property, plant, and equipment are stated at cost less accumulated depreciation. Assets are depreciated using the straight-line and accelerated methods over the estimated useful lives of the assets. The estimated useful lives of each class of depreciable asset are as follows:

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. At various times throughout fiscal 2004 and 2003, cash balances held at financial institutions were in excess of federally insured limits.

The Company delivers products throughout the United States of America. The majority of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in their areas.

The Company’s three primary plug customers account for 62% of total plug sales. The Company’s three largest finished plant customers account for 24% of finished plant sales.

The nursery industry is subject to various factors over which growers have limited or no control, including weather conditions, disease, pestilence, water supply, and market price fluctuations.

(1) Summary of Significant Accounting Policies, Continued

(o)	Reclassifications

Certain amounts in the 2003 financial statements have been reclassified for comparitive purposes to conform to the presentation in the 2004 financial statements. These reclassifications had no impact on previously reported total assets, liabilities, stockholder’s equity, net income, or cash flows.

(2) Inventories

Inventories at December 31, 2004 consisted of the following:

Work in process	$1,188,888
Materials and supplies	119,880

Total inventories	$1,308,768

(3) Property, Plant, and Equipment

Property, plant, and equipment at December 31, 2004 consisted of the following:

Land	$272,169
Buildings and improvements	7,590,203
Machinery and equipment	2,052,525
Automotive equipment	408,566
Office furniture and equipment	418,120
Construction in progress	76,695

10,818,278
Less accumulated depreciation	(6,643,758)

Total property, plant and equipment, net	$4,174,520

Depreciation expense amounted to $567,127 and $608,614 for the years ended December 31, 2004 and 2003, respectively. Management has reviewed long-lived assets for impairment and determined the company’s assets are not impaired.

4) Line of Credit

Line of credit consisted of the following at December 31, 2004:

Line of credit ($600,000 limit at December 31, 2004) with interest only payments equal to the three-month U.S. LIBOR rate plus margin points (5.75%) as of December 31, 2004. Margin points are determined in May of each year (3.5% at December 31, 2004) and are based on the Company’s debt leverage ratio on the reset date. The line of credit matures in July 2005, at which time all unpaid principal and accrued interest are due. The credit line is collateralized by a real estate security agreement, and is also personally guaranteed by the majority stockholders.	$—

(5) Long-Term Debt

Long-term debt consisted of the following at December 31, 2004:

Commercial loan at a variable rate of interest equal to the three-month U.S. LIBOR rate plus margin points (5.75% as of December 31, 2004). Margin points are fixed at 3.5% on July 1, 2004. Due in 60 monthly principal installments of $23,844 plus interest with a final balloon payment of all unpaid principal and accrued interest on March 1, 2007. The loan is collateralized by a real estate security agreement and is personally guaranteed by the majority stockholders. The loan is subject to restrictive financial covenants including debt coverage, leverage, current and quick ratios, as well as the maintenance of working capital and net worth at specified levels.	$3,505,134

Commercial loan with interest at a fixed rate of 0.0%, due in 60 equal monthly installments of $604 ending August 4, 2008. A vehicle collateralizes the loan.	25,973

Commercial loan at a variable rate of interest equal to the three-month U.S. LIBOR rate plus margin points (5.25% as of December 31, 2004). Margin points are fixed at 3.0% on July 1, 2004. Due in 59 monthly principal installments of $5,833 plus interest with a final payment of all unpaid principal and accrued interest on July 1, 2009. The loan is collateralized by a real estate security agreement and is personally guaranteed by the majority stockholders. The loan is subject to restrictive financial covenants including debt coverage, leverage, current and quick ratios, as well as the maintenance of working capital and net worth at specified levels.	320,833

Commercial loan with interest at a fixed rate of 9.4%, due in 36 equal monthly installments of $615 ending November 16, 2007. The loan is collateralized by a vehicle.	18,764

Total long-term debt	3,870,704
Less current installments	369,247

Total long-term debt, excluding current installments	$3,501,457

Loan costs of $104,203 were paid in conjunction with the above long-term debt and are being amortized over the life of the loan using a method that closely approximates the effective interest method. For the year ended December 31, 2004, amortization expense totaled $21,975.

Aggregate principal maturities for the years subsequent to December 31, 2004 are as follows:

2005	$369,247
2006	369,822
2007	3,016,573
2008	74,229
2009	40,833

$3,870,704

As of December 31, 2004, the Company was in non-compliance with the debt coverage ratio and the minimum net worth and working capital requirements of its long-term debt. The Company as requested and received waivers from the lender for the non-compliance.

(6) Lease Commitments

The Company leases various office equipment and nursery equipment under non-cancelable capital leases. The gross amount of assets and accumulated amortization recorded under capital leases are $97,241 and $14,932, respectively. Amortization expense related to assets recorded under capital leases is included as a component of depreciation expense and totaled $6,439 for the years ended December 31, 2004 and 2003.

The following is a schedule of future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments:

Year ended December 31,
2005	$20,804
2006	20,804
2007	3,510

Total minimum lease payments	45,118
Less amount-representing interest (5.0% - 9.1%)	3,573

Present value of net minimum lease payments	41,545
Less current installments	18,847

Capital lease obligations, excluding current installments	$22,698

(7) Income Taxes

For the years ended December 31, 2004 and 2003, the Company incurred no current or deferred income tax expense. Total income tax for the years ended December 31, 2004 and 2003 differed from amounts computed by applying the U.S. federal income tax rate of 34% to net income before income taxes as a result of the following:

	2004	2003
Computed “expected” tax benefit	$(88,415)	(5,281)
Increase (reduction) in income taxes resulting from:
Non-deductible expenses	2,225	2,544
General business credits	13,055	23,653
Change in valuation allowance	78,603	(15,893)
Other	(5,468)	(5,023)

	$—	—

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities as of December 31, 2004 were as follows:

Deferred tax assets:
General business credits	$37,285
Net operating loss carry forward	1,619,301
Allowance for bad debts	56,445
Related party accrued interest	12,038
Other	338

Total gross deferred tax assets	1,725,407
Less valuation allowance	(338,320)

Net deferred tax assets	1,387,087

Deferred tax liabilities:
Inventory	492,489
Property, plant, and equipment, principally due to differences in depreciation	865,661
Deferred gain on involuntary conversion	28,937

Total gross deferred tax liabilities	1,387,087

Net deferred tax	$—

At December 31, 2004, the Company had net operating loss carry forwards of approximately $5,350,000 for the State of Florida and $4,125,000 for federal income tax purposes, which are available to offset future taxable income, if any, through 2024. The Company also had general business credit carry forwards for federal income tax purposes of $37,285 which are available to reduce future federal income taxes, if any, through 2010.

(8) Profit Sharing Plan

The Company has established a voluntary employee 401(k) savings plan available to all employees who meet certain eligibility requirements. The plan provides for a matching contribution by the Company of the employee’s contribution to the plan not to exceed certain specified limits. During the years ended December 31, 2004 and 2003, total Company contributions to the plan were $30,998 and $27,318, respectively.

(9) Advertising Costs

Advertising costs for the years ended December 31, 2004 and 2003 amounted to $13,598 and $10,253, respectively.

(10) Related Party Transactions

As of December 31, 2004, the Company had an amount due from an officer of $17,883. The Company also had a payable to a stockholder for accrued interest of $13,348.

(11) Contingencies

The Company is involved in routine litigation that is incidental to the business at December 31, 2004, and on the date of this report. In the opinion of management, the outcome of this litigation will not have a materially adverse effect on the Company’s financial position.

(12) Recent Accounting Pronouncements, Continued

In November 2004, the FASB issued SFAS 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“FAS 151”). FAS 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, FAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this new standard to have a material effect on its consolidated financial position or results of operations.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Our directors, executive officers, and key employees are as follows:

Name	Age	Position with the Company	Directors Since
Bruce R. Knox	39	President and Director	1986
James M. Knox, III	43	Vice President and Director	1983
M. Nadine Knox	70	Director	1978

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information relating to the compensation paid by the Company for the years 2003 and 2004, as well as proposed compensation for 2005.

Name and Principal Position	Year	Annual Compensation
		Salary	Bonus	Other
Bruce R. Knox President, Director	2005 2004 2003	100,000 90,862 78,000	-0- -0- -0-	-0- -0- -0-

James M. Knox, III VP, Director	2005 2004 2003	40,000 37,847 28,600	-0- -0- -0-	-0- -0- 10,000

M. Nadine Knox Secretary/Treasurer Director	2005 2004 2003	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Footnotes:

1. James M. Knox borrowed $38,500 in 2000, the Company purchased a car from Mr. Knox for $6,000, applying the payment to his outstanding loan balance. Mr. Knox received 1099s reflecting $10,000, and $5,000 of forgiven debt for 2003.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2004 by (1) each person (or group of affiliated persons) who to the knowledge of the Company is the beneficial owner of five percent or more of the Company’s outstanding Common Stock, (2) each Director and each named Executive Officer of the Company. Except as otherwise noted, the Company believes that the persons listed in this table have sole voting and investment power respecting all shares of Common Stock owned by them. The business address of each Director and Executive Officer listed below is the Company’s corporate address, 4349 N. Hiawassee Road, Orlando, Florida, 32818.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had the following transactions with related parties:

M. Nadine Knox (director) loaned the Company $295,000 in 1999 and $352,000 in 2000 and was repaid $310,000 in 2000. M. Nadine Knox loaned the Company $85,000 on 1/31/01. M. Nadine Knox received a principle payment of $47,000 on 12/31/02, and $25,000 on 12/31/03. The balance payable to M. Nadine Knox was $350,000 at December 31, 2003 and was paid January 2004.

On 10/8/02 Bruce R. Knox borrowed $12, 500 from the Company and repaid the loan on 12/31/02. On 6/12/03 the company paid Bruce R. Knox $5,407 for the trade in value of 1993 Lexus LS400 used to acquire a 2003 Ford F150.

James M. Knox, III (officer) borrowed $38,500 in 2000. In 2000 the Company purchased a car from James M. Knox III, and applied the purchase price to interest and principle owed leaving an outstanding balance $33,943. On 9/30/02 $5,000 of the principal was repaid through a bonus and on 12/31/02 $2,000 was repaid. $10,000 of the principal was repaid through a bonus on 6/30/03. $5,000 of the principal was repaid on 6/30/04.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

No current reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Accountant Fees

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Tedder, James & Worden, P.A. as the Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Tedder, James & Worden, P.A. in 2004 were approved by the board of directors. The following table presents fees for audit services rendered by Tedder, James, Worden & Associates, P.A. for the audit of the Company’s annual financial statements for the years ended December 31, 2004 and December 31, 2003 and fees billed for other services rendered by Tedder, James, Worden & Associates, P.A. during those periods.

	Fiscal 2004	Fiscal 2003
Audit Fees(1)	$38,621	$34,658
Audit-Related Fees(2)	—	—
Tax Fees(3)	5,500	4,125

Subtotal	44,121	38,783

All other Fees	150	—

Total	$44,271	$38,783

(1)	Audit Fees – Audit fees billed to the Company by Tedder, James, Worden & Associates, P.A. for auditing the Company’s annual financial statements and reviewing the financial statements included in the Company’s Quarterly Reports on Form 10-Q.
(2)	Audit-Related Fees – There were no other fees were billed by Tedder, James, Worden & Associates, P.A. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees” above.
(3)	Tax Fees – Tax fees billed to the Company by Tedder, James, Worden & Associates, P.A. include the preparation of all state and federal returns for 2003. The Company anticipates billings by Tedder, James, Worden & Associates, P.A. for the preparation of all state and federal returns for 2004 to be approximately $6,000.

KNOX NURSERY, INC.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNOX NURSERY, INC.
Registrant

Date: April 12, 2005	/s/ BRUCE R. KNOX
Bruce R. Knox
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report Is signed below by the following persons on behalf of the registrant on the dates and in the capacities indicated.

Name	Title	Dates
/s/ Bruce R. Knox	President Director	April 12, 2005
Bruce R. Knox

/s/ James M. Knox, III	Vice President Director	April 12, 2005
James M. Knox, III

/s/ M. Nadine Knox	Director	April 12, 2005
M. Nadine Knox